Form 10-Q
period 1995-06-30
SULCUS COMPUTER CORP
filed 1995-08-14
CIK 726712

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             _____________________

                                   FORM 10-Q
  (Mark One)

    [  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1995

                                      OR

    [     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to ______________


                        COMMISSION FILE NUMBER 0-13226

                         SULCUS COMPUTER CORPORATION
            (Exact name of registrant as specified in its charter)

             PENNSYLVANIA                                25-1369276
   (State of other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                  Identification Number)

          SULCUS CENTRE, 41 NORTH MAIN STREET, GREENSBURG, PA 15601 (Address of principal executive offices, including zip code)

                                (412) 836-2000
             (Registrant's Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes     X       No
                                                ---------      ---------

As of July 26, 1995, there were 14,549,732 shares of Common Stock, no par value, outstanding.

================================================================================

                                     INDEX



PART I.   FINANCIAL INFORMATION                                                                          PAGE

      Consolidated Balance Sheets
              June 30, 1995 and December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . .          3

      Consolidated Statements of Operations
              Six Months Ended June 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . .          4

      Consolidated Statements of Operations
              Three Months Ended June 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . .          5

      Consolidated Statements of Cash Flows
              Six Months Ended June 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . .          6

      Consolidated Statements of Stockholders' Equity
              Six Months Ended June 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .          7

      Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .       8-11

      Management's Discussion and Analysis of Financial Condition
              and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12-18


PART II.         OTHER INFORMATION

      Item 1.          Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . .         19

      Item 6.          Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . .         20

      Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         21

                         SULCUS COMPUTER CORPORATION
                         CONSOLIDATED BALANCE SHEETS




                                                 ASSETS

                                                                               June 30,        December 31,
                                                                                 1995             1994
                                                                              -----------      -----------

    Current Assets
      Cash and cash equivalents                                               $ 1,216,467      $ 1,933,895
      Short-term investments (at market)                                       12,522,533       10,324,740
      Restricted cash                                                             ----             500,000
      Accounts receivable, net of allowance of $2,602,369
        and $2,597,088 in 1995 and 1994, respectively                           8,340,774       11,639,243
      Inventories                                                               2,638,682        2,393,563
      Deferred taxes                                                              568,153          758,472
      Net investments in sales-type leases                                        121,085          171,098
      Other                                                                       752,266        1,159,142
                                                                              -----------      -----------
      Total current assets                                                     26,159,960       28,880,153

    Purchased and capitalized software,
      net of accumulated amortization                                           6,124,901        6,790,945

    Property and equipment, net of accumulated depreciation                     2,101,676        2,301,263



    Goodwill, net of accumulated amortization                                   7,367,882        7,726,119
    Deferred taxes                                                              1,531,600        1,341,281
    Net investments in sales-type leases                                          404,719          504,005
    Other assets                                                                  297,886          325,717
                                                                              -----------      -----------
    Total Assets                                                              $43,988,624      $47,869,483
                                                                              ===========      ===========


                                  LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
      Short term borrowings                                                   $ 6,029,274      $ 6,182,995
      Current portion of long-term debt                                            60,664          468,990
      Accounts payable                                                          4,157,858        5,836,482
      Shareholder litigation liability                                            363,436          439,780
      Deferred revenues                                                         4,668,808        6,922,281
      Customer deposits                                                         1,493,225        1,896,886
      Other accrued liabilities                                                 2,075,884        2,949,837
                                                                              -----------      -----------
    Total current liabilities                                                  18,849,149       24,697,251

    Long-term debt, net of current portion                                         53,670           85,536

    Commitments and contingencies

    Stockholders' equity
      Common stock, no par value; 30,700,000 shares
        authorized (14,547,547 and 14,417,744 shares
        issued in 1995 and 1994, respectively)                                 37,218,879       37,081,413
      Note receivable from stockholder                                           (500,000)        (500,000)
      Retained earnings (deficit)                                             (11,647,914)     (13,378,756)
      Foreign currency adjustment                                                   3,368        (115,961)
      Cumulative unrealized gain on investments available for sale                 11,472          ----
                                                                              -----------      -----------
    Total Stockholders' Equity                                                 25,085,805       23,086,696
                                                                              -----------      -----------
    Total Liabilities and Stockholders' Equity                                $43,988,624      $47,869,483
                                                                              ===========      ===========

                             See notes to the consolidated financial statements.

                          SULCUS COMPUTER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Six Months Ended June 30, 1995 and 1994


                                                                                 1995              1994
                                                                              -----------       -----------
    Net revenue:
      System sales                                                            $13,590,899       $12,728,662
      Support revenue                                                           8,280,033         8,137,607
      Interest income and other                                                   592,759           646,357
                                                                              -----------       -----------
        Total revenue                                                          22,463,691        21,512,626
                                                                              -----------       -----------

    Cost of goods sold and services provided:
      Systems                                                                   6,836,300         7,310,320
      Support services                                                          2,172,294         2,287,139
                                                                              -----------       -----------
        Total cost of sales and services provided                               9,008,594         9,597,459


    Expenses:
      Selling, general, and administrative                                     11,400,236        11,422,681
      Research and development (net of capitalized
        software of $495,404 and $883,100 during the
        six months ended June 30, 1995 and 1994,
        respectively)                                                             646,993           931,843
      Interest                                                                    285,164           259,124
      Depreciation and amortization                                               853,867         1,141,093
      Unrealized (gain) loss on investments                                    (1,462,005)        1,103,269
                                                                              -----------       -----------
        Total expenses                                                         11,724,255        14,858,010
                                                                              -----------       -----------

    Income (loss) before income taxes                                           1,730,842        (2,942,843)
    Income taxes                                                                  ----              ----
                                                                              -----------       -----------
        Net income (loss)                                                     $ 1,730,842       ($2,942,843)
                                                                              ===========       ===========

    Income (loss) per common share:
      Net income (loss)                                                             $0.12            ($0.21)
                                                                                    =====            ======

    Weighted average number of common shares                                   14,801,259        14,340,827
                                                                              ===========       ===========

              See notes to the consolidated financial statements.

                          SULCUS COMPUTER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended June 30, 1995 and 1994



                                                                                  1995              1994
                                                                              -----------       ------------
    Net revenue:
      System sales                                                            $ 6,787,612       $  6,634,692
      Support revenue                                                           4,067,033          4,011,269
      Interest income and other                                                   297,992            328,837
                                                                              -----------       ------------
        Total revenue                                                          11,152,637         10,974,798
                                                                              -----------       ------------

    Cost of goods sold and services provided:
      Systems                                                                   3,300,043          3,673,063
      Support services                                                          1,093,767          1,423,915
                                                                              -----------       ------------
        Total cost of sales and services provided                               4,393,810          5,060,978


    Expenses:
      Selling, general, and administrative                                      5,821,078          5,856,276
      Research and development (net of capitalized
        software of $297,700 and $497,335 during the
        three months ended June 30, 1995 and 1994,
        respectively)                                                             280,545            397,823
      Interest                                                                    142,666            144,789
      Depreciation and amortization                                               407,553            683,569
      Unrealized (gain) loss on investments                                      (580,322)           442,935
                                                                              -----------       ------------
        Total expenses                                                          6,071,520          7,525,392
                                                                              -----------       ------------
    Income (loss) before income taxes                                             687,307         (1,611,572)
    Income taxes                                                                  ----               ----
                                                                              -----------       ------------
      Net income (loss)                                                       $   687,307       ($ 1,611,572)
                                                                              ===========       ============

    Income (loss) per common share:
      Net income (loss)                                                             $0.05             ($0.11)
                                                                                    =====             ======

    Weighted average number of common shares                                   14,842,427         14,058,927
                                                                              ===========       ============


              See notes to the consolidated financial statements.

                          SULCUS COMPUTER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Six Months Ended June 30, 1995 and 1994



                                                                                            1995            1994
                                                                                         -----------     -----------
    Cash flow from operating activities:
      Net income (loss)                                                                  $ 1,730,842     ($2,942,843)

      Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
        Depreciation                                                                         495,128         504,433
        Amortization of capitalized software                                               1,165,231       1,382,608
        Amortization of goodwill                                                             358,739         636,660
        Provision for doubtful accounts                                                      281,454         216,123
        Unrealized and realized (gain) loss on investments                                (1,538,050)      1,103,268
        Purchases of short-term investments                                                 (648,271)     (1,009,305)
        Change in assets and liabilities:
          Restricted cash                                                                    500,000          ----
          Accounts receivable                                                              3,017,015       3,149,094
          Insurance receivable                                                                ----           900,000
          Inventory                                                                         (245,119)        140,479
          Other current assets                                                               406,876        (417,565)
          Other assets                                                                        27,831        (33,643)
          Accounts payable                                                                (1,678,622)     (1,285,603)
          Deferred revenues                                                               (2,253,473)     (2,667,435)
          Shareholder litigation                                                             (76,344)       (600,000)
          Customer deposits                                                                 (403,661)        559,141
          Accrued liabilities                                                               (773,057)       (835,956)
                                                                                         -----------     -----------
          Total adjustments                                                               (1,364,323)      1,742,299
                                                                                         -----------     -----------
    Net cash provided by (used in) operating activities                                      366,519      (1,200,544)


    Cash flows from investing activities:
      Investment in sales-type leases                                                        (90,674)          ----
      Payments received on sales-type leases                                                 156,013         129,591
      Capital expenditures                                                                  (215,867)       (516,129)
      Capitalization of software development
        and purchased software                                                              (495,404)       (883,100)
                                                                                         -----------     -----------
    Net cash provided by (used in) investing activities                                     (645,932)     (1,269,638)
                                                                                         -----------     -----------

    Cash flows from financing activities:
      Short term borrowings                                                                 (153,721)        520,870
      Principal payments on long-term debt                                                  (440,193)       (446,417)
      Proceeds from stock options exercised                                                   36,570         128,020
                                                                                         -----------     -----------
    Net cash used in financing activities                                                   (557,344)        202,473
                                                                                         -----------     -----------

    Cumulative translation adjustment                                                        119,329        (13,778)
                                                                                         -----------     -----------

    Net decrease in cash
      and cash equivalents                                                                  (717,428)     (2,281,487)

    Cash equivalents at beginning of period                                                1,933,895       2,568,746
                                                                                         -----------     -----------

    Cash equivalents at end of period                                                    $ 1,216,467     $   287,259
                                                                                         ===========     ===========

              See notes to the consolidated financial statements.

                         SULCUS COMPUTER CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED June 30, 1995


                                                                                        Cumulative
                                                                                        Unrealized
                                                                                          Gain On           Note
                                                          Retained         Foreign      Investments      Receivable        Stock-
                                          Common          Earnings         Currency      Available          From          holders'
                                           Stock         (Deficit)        Adjustment      For Sale       Stockholder       Equity
                                        -----------     ------------      ----------    -----------      -----------     ----------
Balance, January 1, 1995                $37,081,413     ($13,378,756)      ($115,961)            $0       ($500,000)    $23,086,696

  Stock options exercised                    36,570             ----            ----           ----            ----          36,570
  Cumulative unrealized gain on
    investments available for sale             ----             ----            ----         11,472            ----          11,472
  Issuance of stock as settlement of
    previously recorded liabilities          95,396             ----            ----           ----                          95,396
  Issuance of stock to consultants            5,500             ----            ----           ----                           5,500
  Cumulative translation adjustment            ----             ----         119,329           ----            ----         119,329
  Net income                                   ----        1,730,842            ----           ----            ----       1,730,842
                                        -----------     ------------       ---------       --------       ---------     -----------
Balance, June 30, 1995                  $37,218,879     ($11,647,914)       $  3,368       $11,472       ($500,000)    $25,085,805
                                        ===========     ============       =========       ========       =========     ===========


              See notes to the consolidated financial statements.

                         SULCUS COMPUTER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1995



NOTE 1.  BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Sulcus Computer Corporation and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Investments in 50% or less owned affiliates over which the Company has the ability to exercise significant influence are accounted for using the equity method.

         The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         These financial statements should be read in conjunction with the Company's annual audited financial statements for the year ended December 31, 1994, as filed with the Securities and Exchange Commission on Form 10-K.


NOTE 2. SECURITIES AND EXCHANGE COMMISSION INVESTIGATION AND PRIOR RESTATEMENT OF FINANCIAL STATEMENTS

         On March 2, 1993, the Securities and Exchange Commission entered a formal order directing a private investigation into the Company and present and former directors, officers and employees for possible violations of the Federal securities laws in connection with disclosures contained in the Company's public announcements, public reports and financial statements, trading issues related to the Company's securities, and internal and accounting controls. The Company is cooperating with the Securities and Exchange Commission in the investigation. In response to views expressed by the Securities and Exchange Commission's staff, the Company reviewed its practices with respect to accounting for costs and revenue associated with various acquisition transactions in 1992 and the adoption of SFAS 109 relating to accounting for income taxes. As a result of this review, the Company restated its financial statements for the years ended December 31, 1992 and 1991 and included such restated financial statements in its 1993 Annual Report on Form 10-K.


NOTE 3.  LEGAL PROCEEDINGS AND LITIGATION SETTLEMENT

         In April 1994, various individual Sulcus shareholders filed 12 lawsuits in the U.S. District Court for the Western District of Pennsylvania asserting federal securities fraud claims against Sulcus and certain of its officers and directors, and in seven of these suits, against its then auditors. The claims followed the issuance of a press release issued by Sulcus on April 6, 1994, announcing among other things, the existence of the investigation by the SEC described above, an anticipated net loss for 1993, and an intent to restate its Consolidated Financial Statements for the year ended December 31, 1992 which was subsequently done. These

                         SULCUS COMPUTER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1995

lawsuits have been consolidated under the caption "IN RE: Sulcus Computer Corporation Securities Litigation,II."

         Among the principal allegations contained in the complaint are the following: the Defendants made materially false and misleading positive public representations, which were included in the Company's quarterly reports, press releases and other documents regarding Sulcus and its operations, management, finances, assets, earnings and future business prospects; that these representations included misrepresentation of Sulcus's financial condition; that Sulcus's financial statements during the class period (ending on April 6, 1994 and beginning at an as yet undetermined date likely to be May 15, 1992 or October 22, 1992) were false and misleading in that they did not comply with Generally Accepted Accounting Principles ("GAAP") and that revenue was improperly recognized; that the aforesaid acts and practices, misleading statements and omissions adversely affected the integrity of the market for Sulcus common stock and artificially inflated or maintained the price of Sulcus common stock; and while Sulcus officials were issuing favorable statements about Sulcus's business prospects and financial condition, a director of the Company sold shares of common stock at the artificially inflated prices. The Complaint seeks unspecified damages for the decline in the value of the Company's stock together with Plaintiff's costs and expenses.

         The complaint also alleges that the Defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10(b)-5 promulgated thereunder and that the individual Defendants violated Section 20 of the Exchange Act and also includes charges of negligent misrepresentation and common law fraud. The Plaintiffs voluntarily dismissed without prejudice all directors except Mr. Jeffrey Ratner, and also voluntarily dismissed without prejudice its then auditors. Because the complaint is in its discovery stages, Sulcus is unable to assess the outcome of these claims. The Company believes that it has insurance coverage which it anticipates will reduce the impact, if any, on the Company. The Company believes that it will incur costs of $250,000 defending this action which will not be covered by insurance. Therefore, a provision of $250,000 was recorded for these costs. However, should the Company be unsuccessful in defending these lawsuits or should insurance coverage be unavailable or inadequate and should the ultimate outcome be comparable to the Company's previous class action lawsuit (discussed in the following paragraph), it would have an adverse impact on the Company's operating results, financial position and liquidity.

         In 1992 Sulcus and certain of its officers, directors and a former director were named as defendants in six class action Complaints designated by the Court as in Re: Sulcus Computer Corporation Securities Litigation. In December 1993, the parties entered into a settlement agreement which established a settlement fund of $600,000 in cash and Sulcus Common Shares with a value of $1,625,000. The Company has also agreed to pay up to $75,000 of expenses for administering the settlement. The cash portion of the settlement was covered entirely by insurance. On September 16, 1994, the court formally approved the settlement agreement and the number of shares to be issued (530,612 shares), effective October 16, 1994. The Company issued these shares in January 1995 as part of the settlement agreement and has reflected these shares as issued and outstanding as of December 31, 1994.

         Sulcus and Jeffrey S. Ratner are defendants in an action filed in June, 1994, in the Superior Court of Fulton County of the State of Georgia by Raymond D. Schoenbaum, Theodore J. Munchak, and Nathan I. Lipson. Plaintiff has alleged that Sulcus and Mr. Ratner made fraudulent misrepresentations and that Sulcus and Mr. Ratner have breached the Stock Purchase Agreement entered into between Sulcus and Squirrel Companies, Inc., in March 1992, by failing to make certain payments of stock. The plaintiffs seek damages of $5,000,000. Counsel for Sulcus and Mr. Ratner removed the case to Federal District Court in Atlanta, Georgia. While Defendant's Motion to Dismiss was granted as to the contract claim against Mr. Ratner and

                          SULCUS COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995

was denied as to all other counts, it is the opinion of management and counsel that the lawsuit is without merit and can be successfully defended based on the fact that Sulcus and Mr. Ratner deny that they failed to timely tender stock and in fact that Sulcus tendered the appropriate amount of stock, which was refused by Counsel for the Plaintiffs.

         Other suits arising in the ordinary course of business are pending against the company and its subsidiaries. The Company cannot predict the ultimate outcome of these actions or the ones above-described but believes they will not result in a material adverse effect on the Company's consolidated financial position.

         Pursuant to Sulcus's By-Laws, Sulcus has agreed to indemnify its officers and directors and certain other defendants under certain circumstances against claims arising from the lawsuits. Sulcus may be obligated to indemnify certain of its officers, directors, and employees for the costs they may incur as a result of the lawsuits.


NOTE 4. INCOME TAXES

         In the six months ended June 30, 1995 the Company reflected no provision for income taxes on pre-tax profits of $1,730,842. This is based upon the expense at statutory rates being offset by the reduction of valuation allowances related to deferred tax assets, including tax loss carryforwards, pursuant to SFAS 109.

         For the six months ended June 30, 1994, the Company did not record a tax benefit related to its pre-tax loss of $2,942,843, as it increased the valuation reserves related to deferred tax assets equal to the increase in tax assets.

         At June 30, 1995 and December 31, 1994, the Company had net deferred tax assets, liabilities and valuation reserves as follows:

                                                                   June 30,      December 31,
                                                                     1995           1994
                                                                     ----           ----
Deferred tax assets (net of deferred tax
   liabilities), including tax loss carryforwards                $12,125,039     $13,158,362
Valuation allowance                                              (10,025,286)    (11,058,609)
                                                                 -----------     -----------
Net deferred tax amounts                                         $ 2,099,753     $ 2,099,753
                                                                 ===========     ===========


NOTE 5. SHORT-TERM INVESTMENTS

         During the second quarter of 1995, the Company restructured its investments in short-term marketable securities and changed its investment philosophy to one of holding securities for the generation primarily of dividend and interest income. As a result, investments and changes in the market value of the investments arising subsequent to this change (June 5, 1995) will be accounted for as "Available for Sale". This accounting treatment will mean that investments are carried at market value with unrealized gains and losses on investments treated as a component of Stockholders' Equity.
Until June 5, 1995, unrealized gains and losses on investments were treated as a component of the income statement.

                          SULCUS COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995

NOTE 6. EARNINGS (LOSS) PER SHARE

         Primary earnings (loss) per share is determined by dividing net earnings (loss) by the weighted number of common shares outstanding. When dilutive, common stock options are included in the computation. Fully diluted net income (loss) per share is not presented as it is either anti-dilutive or not different from primary earnings (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


             THREE MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE
                       THREE MONTHS ENDED JUNE 30, 1994

  For the quarter ended June 30, 1995, the Company reported net income of $687,307 as compared to a net loss of ($1,611,572) for the quarter ended June 30, 1994. This improvement can be attributed to a $1,023,257 turnaround in the performance of the Company's investment portfolio (from an unrealized loss of $442,935 in 1994 to an unrealized gain of $580,322 in 1995), an increase in gross margins of $875,852 and a $403,615 decrease in net operating expenses.

  Net sales for the quarter ended June 30, 1995 were $10,854,645, representing an increase of $208,684 or 2% when compared to net sales of $10,645,961 for the same period of 1994. Net sales of the Real Estate/Hospitality Group increased to $10,587,252 from $10,489,587, a 1% increase or $97,665 for the quarter ended June 30, 1995, as compared to the same period of 1994. Net sales of the Legal Group decreased to $199,774 from $229,405, a 13% decrease or $29,631 for the quarter ended June 30, 1995 as compared to the same period of 1994.

  Net system sales for the quarter ended June 30, 1995 were $6,787,612 as compared to $6,634,692 for the same period of 1994, an increase of $152,920 or 2% due primarily to increased sales of Squirrel POS systems and Property Management license fees from customers. These increases were substantially offset by decreases in sales by the Company's European and Hong Kong offices and decreases in the Company's NRG product line.

  Support revenues for the quarter ended June 30, 1995 were $4,067,033 as compared to $4,011,269 for the same period of 1994, an increase of $55,764 or 1% due primarily to an increased base of Property Management and Squirrel installations.

  Sales by offices and distributors of the Company were $8,597,302 (79%) and $2,257,343 (21%), respectively, of net sales for the quarter ended June 30, 1995 as compared to $7,936,547 (74%) and $2,709,414 (26%) for the comparable
1994 period.

  Cost of goods sold for the quarter ended June 30, 1995 decreased to $4,393,810 from $5,060,978, a 13% decrease or $667,168 over the comparable 1994 period. As a consequence, cost of goods sold as a percentage of net sales improved for the quarter ended June 30, 1995 to 40%, as compared to 47% for the same period of 1994. As a result, gross margin of the Company increased to $6,460,835 from $5,584,983, an increase of $875,852 or 16% over the quarter ended June 30, 1994.

  Cost of system sales for the quarter ended June 30, 1995 was $3,300,043 (49% of system sales) as compared to $3,637,063 (55% of system sales) for the same period of 1994, a decrease of $337,020 or 9%, due primarily to lower hardware component costs related to Lodgistix systems and reduced software amortization.

  Cost of support for the quarter ended June 30, 1995 was $1,093,767 (26% of support revenues) as compared to $1,423,915 (35% of support revenues) for the same period of 1994, a decrease of $330,148 or 23%, primarily as the result of internal efforts to reduce these costs.

         Selling, general, and administrative expenses remained relatively constant in 1995 when compared to 1994. For the quarter ended June 30, 1995, these expenses were $5,821,078 as compared to $5,856,276 a decrease of $35,198 over the same period of 1994. Selling, general, and administrative expenses as a percentage of net sales decreased to 53% for the quarter ending June 30, 1995, a 1 percentage point decrease from the quarter ending June 30, 1994.

         Research and development expense for the quarter ended June 30, 1995 decreased to $280,545 from $397,823, a 29% decrease or $117,278 as compared to the quarter ended June 30, 1994. Total amounts expended on research and development (including amounts expensed and amounts capitalized) was $578,245 and $895,158 for the three months ended June 30, 1995 and 1994, respectively. Management believes that these reduced expenditures do not negatively impact the Company's competitive position in the marketplace.

         Depreciation and amortization expense for the quarter ended June 30, 1995 decreased to $407,553 from $683,569 for the same period of 1994, a decrease of $276,016 due primarily to the write-off in the fourth quarter of 1994 of certain goodwill associated with the Company's Hong Kong and Singapore subsidiaries offset in part by increases in depreciation expense.

         Interest income for the quarter ended June 30, 1995 was $297,992 as compared to $328,837 for the same period of 1994, a decrease of $30,845 or 9%, due primarily to lower average invested balances.

         Interest expense for the quarter ended June 30, 1995 decreased to $142,666 from $144,789 for the same period of 1994, a decrease of $2,123 or 1% due to lower outstanding borrowings.

         The Company conducts its worldwide operations through separate geographic area organizations which represent major markets or combinations of related markets.

         Financial information by geographic area for quarters ended June 30, 1995 and 1994 is summarized as follows:

                                                   1995            1994
                                               -----------     -----------
Net revenues(1):
  United States                                $ 7,789,838     $ 7,691,530
  Canada                                         1,030,937         786,273
  Hong Kong                                        178,978         422,618
  Singapore                                        465,594         468,244
  Australia                                        551,634         384,348
  Europe                                         1,135,656       1,221,785
                                               -----------     -----------
Consolidated net revenues                      $11,152,637     $10,974,798
                                               ===========     ===========


                                                    1995          1994
                                                  --------     -----------
Net income (loss):
  United States                                   $936,346     ($1,380,993)
  Canada                                           190,345         253,208
  Hong Kong                                       (193,978)       (498,889)
  Singapore                                       (199,909)         29,297
  Australia                                         (4,738)        (38,886)
  Europe                                           (40,759)         24,691
                                                  --------     -----------
Consolidated net income (loss)                    $687,307     ($1,611,572)
                                                  ========     ===========

(1)  Sales between geographic areas are not material.


         The significant improvement in U.S. operations in 1995 as compared to 1994 was primarily due to a turn around in the performance of the Company's investment portfolio, and the improved profitability of the Squirrel and Property Management product lines.

         The loss in Hong Kong declined due primarily to a reduction in selling, general and administrative expenses which exceeded the reduction in sales and margins.

         The operating loss in Singapore widened in 1995 due to reduced margins and increased selling, general and administrative expenses.

         The Australian results improved due to an increase in sales and margins.

         The 1995 European loss is the result of reduced sales and increased selling, general and administrative expense.

         The Company had a net deferred tax asset amounting to $2,099,753, net of valuation allowances of $10,025,286 at June 30, 1995 and $11,058,609 at December 31, 1994. The valuation allowance was decreased in the three months ended June 30, 1995 by $412,252 and increased in the three months ended June 30, 1994 by $276,474 reflecting the Company's estimate of the valuation allowance necessary to reduce the net deferred tax asset to the net amount recordable under Financial Accounting Standard No. 109. As a result, the income statements for the quarters ended June 30, 1995 and 1994 do not reflect any income tax provision or benefit on the pre-tax operating results recorded in those periods. As more fully discussed in the six months evaluation of operations herein, the realizability of this deferred tax asset is contingent upon a number of factors including the ability of the Company to attain a level of operations that will generate taxable income.

              SIX MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE
                        SIX MONTHS ENDED JUNE 30, 1994

         For the six months ended June 30, 1995, the Company reported net income of $1,730,842 as compared to a net loss of ($2,942,843) for the six months ended June 30, 1994. This improvement can be attributed to a $2,565,274 turnaround in the performance of the Company's investment portfolio (from an unrealized loss of $1,103,269 in 1994 to an unrealized gain of $1,462,005 in
1995), an increase in gross margins of $1,593,528 and a decrease in net operating expenses of $568,481.

         Net sales for the six months ended June 30, 1995 were $21,870,932, representing an increase of $1,004,663 or 5% when compared to net sales of $20,866,269 for the same period of 1994. Net sales of the Real Estate/Hospitality Group increased to $21,215,011 from $20,452,984 a 4% increase or $762,027 for the six months ended June 30, 1995, as compared to the same period of 1994. Net sales of the Legal Group increased to $585,656 from $478,978, an 22% increase or $106,678 for the six months ended June 30, 1995 as compared to the same period of 1994.

         Net system sales for the six months ended June 30, 1995 were $13,590,899 as compared to $12,728,662 for the same period of 1994, an increase of $862,237 or 7% due primarily to increased sales of Squirrel POS systems and domestic sales of Lodgistix Property Management systems.

         Support revenues for the six months ended June 30, 1995 were $8,280,033 as compared to $8,137,607 for the same period of 1994, an increase of $142,426 or 2% due primarily to an increased base of Property Management and Squirrel installations.

         Sales by offices and distributors of the Company were $17,125,793 (78%) and $4,745,139 (22%), respectively, of net sales for the six months ended June 30, 1995 as compared to $15,499,575 (74%) and $5,366,694 (26%) for the comparable 1994 period.

         Cost of goods sold for the six months ended June 30, 1995 decreased to $9,008,594 from $9,597,459, a 6% decrease or $588,865 from the comparable 1994 period. As a consequence, cost of goods sold as a percentage of net sales decreased for the six months ended June 30, 1995 to 41%, as compared to 46% for the same period of 1994. As a result, gross margin of the Company increased to $12,862,338 from $11,268,810 an increase of $1,593,528 or 14% over the six months ended June 30, 1994.

         Cost of system sales for the six months ended June 30, 1995 was $6,836,300 (50% of system sales) as compared to $7,310,320 (57% of system sales) for the same period of 1994, a decrease of $474,020 or 6%, due primarily to lower hardware component costs related to Squirrel and Lodgistix systems and reduced software amortization.

         Cost of support for the six months ended June 30, 1995 was $2,172,294 (26% of support revenues) as compared to $2,287,139 (28% of support revenues) for the same period of 1994, a decrease of $114,845 or 5%, primarily as the result of internal efforts to reduce these costs.

         Selling, general, and administrative expenses remained relatively constant in 1995 when compared to 1994. For the six months ended June 30, 1995, these expenses were $11,400,236 as compared to $11,422,681 a decrease of $22,445 over the same period of 1994. Selling, general, and administrative expenses as a percentage of net sales decreased to 52% for the six months ending June 30, 1995, a 3 percentage point decrease from the six months ending June 30, 1994.

         Research and development expense for the six months ended June 30, 1995 decreased to $646,993 from $931,843, a 31% decrease or $284,850 as compared to the six months ended June 30, 1994. Total amounts expended on research and development (including amounts expensed and amounts capitalized) was $1,142,397 and $1,814,943 for the six months ended June 30, 1995 and 1994, respectively. Management believes that these reduced expenses do not negatively impact the Company's competitive position in the marketplace.

         Depreciation and amortization expense for the six months ended June 30, 1995 decreased to $853,867 from $1,141,093 for the same period of 1994, a decrease of $287,226 due primarily to the write-off in the fourth quarter of 1994 of certain goodwill associated with the Company's Hong Kong and Singapore subsidiaries offset in part by increases in depreciation expense.

         Interest income for the six months ended June 30, 1995 was $592,759 as compared to $646,357 for the same period of 1994, a decrease of $53,598 or 8%, due primarily to lower average invested balances.

         Interest expense for the six months ended June 30, 1995 increased to $285,164 from $259,124 for the same period of 1994, an increase of $26,040 or 10% due primarily to higher interest rates.

         The Company conducts its worldwide operations through separate geographic area organizations which represent major markets or combinations of related markets.

         Financial information by geographic area for six months ended June 30, 1995 and 1994 is summarized as follows:

                                                     1995           1994
                                                 -----------     -----------
Net revenues(1):
  United States                                  $15,845,855     $14,911,547
  Canada                                           1,911,411       1,728,373
  Hong Kong                                          273,495       1,221,986
  Singapore                                          598,145         558,043
  Australia                                        1,260,047         600,795
  Europe                                           2,574,738       2,491,882
                                                 -----------     -----------
Consolidated net revenues                        $22,463,692     $21,512,626
                                                 ===========     ===========


                                                     1995           1994
                                                  ----------     -----------
Net income (loss):
  United States                                   $2,432,816     ($2,514,298)
  Canada                                             258,415         253,208
  Hong Kong                                         (350,861)       (578,616)
  Singapore                                         (493,869)        (69,406)
  Australia                                           46,770        (107,897)
  Europe                                            (162,429)         74,166
                                                  ----------     -----------
Consolidated net income (loss)                    $1,730,842     ($2,942,843)
                                                  ==========     ===========

(1)  Sales between geographic areas are not material.


         The significant improvement in U.S. operations in 1995 as compared to 1994 was primarily due to a turnaround in the performance of the Company's investment portfolio, improved sales, margins, and operating expenses by the Company's Property Management systems and improved sales of the Squirrel POS systems.

         The loss in Hong Kong declined due primarily to a reduction in selling, general and administrative expenses which exceeded the reduction in sales and margins and reduction in amortization of goodwill.

         The operating loss in Singapore widened in 1995 due to reduced margins and increased selling, general and administrative expenses.

         The Australian results improved due to an increase in sales and margins.

         The 1995 European loss is the result of reduced margin rates and increased selling, general and administrative expenses.

         The Company had a net deferred tax asset amounting to $2,099,753, net of valuation allowances of $10,025,286 at June 30, 1995 and $11,058,609 at December 31, 1994. The valuation allowance was decreased in the six months ended June 30, 1995 by $1,033,323 and increased in the six months ended June 30, 1994 by $1,097,526 reflecting the Company's estimate of the valuation allowance necessary to reduce the net deferred tax asset to the net amount recordable under Financial Accounting Standard No. 109. As a result, the income statements for the six months ended June 30, 1995 and 1994 do not reflect any income tax provision or benefit on the pre-tax operating results recorded in those periods. The realizability of this deferred tax asset is contingent upon a number of factors including the ability of the Company to attain a level of operations that will generate taxable income. Management believes that it is more likely than not that it will generate taxable income sufficient to realize a portion of the tax benefits associated with Net Operating Losses and tax credit carryforwards prior to their expiration. This belief is based upon the Company's view of expected profits in 1995 and the next several years. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a non-cash charge to expense. However, if the Company achieves sufficient profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a non-cash credit to income.


LIQUIDITY AND CAPITAL RESOURCES

         Management believes that in order to achieve sustained profitability, it must increase sales and improve productivity related to selling, general and administrative expenses. In order to increase sales, the Company believes that it must increase its distribution channels, introduce additional developed or acquired products in its current market segment and overcome customer uncertainty related to the Company's securities litigation and reported financial results.

         At June 30, 1995, Sulcus' cash and cash equivalents decreased to $1,216,467 from $1,933,895 at December 31, 1994, a decrease of $717,428, while the Company's short-term investment portfolio increased by $2,197,793 from $10,324,740 at December 31, 1994 to $12,522,533 at June 30, 1995. This
increase consisted of unrealized appreciation of $1,473,447 and realized gains and new investments of $724,316. These investments are subject to risk, most notably the risk that the market value of these assets will decline as the result of general market fluctuations, increases in interest rates or changes in the underlying operations of the investee. Company policy does not require temporary investments to be investment grade as determined by a nationally recognized statistical rating organization nor does it require that such investments have any additional safety feature such as insurance. Through the first five months of 1995, the Company maintained its investment philosophy of actively buying and selling investments with the objective of generating profits of short-term differences in price ("Trading"). Management sold a portion of these investments in May and June 1995 and invested the proceeds of these sales in securities which will be held for the generation primarily of dividend and interest income ("Available for Sale"). Additionally, the remaining investments were reclassified in the June 1995 from Trading to Available for Sale. The Company had borrowings at June 30, 1995, and December 31, 1994, of $4,882,446 and $5,145,753 respectively, on margin against its investments at the brokers internally established floating interest rate which was 8.625% at June 30, 1995.

         At June 30, 1995, accounts receivable decreased to $8,340,774, as compared to $11,639,243 at December 31, 1994, a decrease of $3,298,469 or 28% primarily due to collection on annual support contracts. The Company's gross accounts receivable includes hardware and software support annual contracts as well as amounts due on system installations which may take several months to modify and complete. Support contracts are billed in advance for periods of up to one year and payments are received throughout the year. As a result, approximately 44% of the Company's gross accounts receivable is aged over 90 days at June 30, 1995, as compared to 27% at December 31, 1994. The Company provides estimates of amounts which may ultimately be uncollectible from customers. This allowance for uncollectible accounts remained relatively constant at June 30, 1995, increasing slightly from $2,597,088 at December 31, 1994, to $2,602,369 at June 30, 1995. The revenue from the support contracts is deferred and subsequently recorded as revenue as the support contracts are fulfilled.

         Inventories increased by $245,119 to $2,638,682 at June 30, 1995, as compared to $2,393,563 at December 31, 1994. Capitalized and purchased software, net of accumulated amortization, decreased to

$6,124,901 at June 30, 1995 from $6,790,945 at December 31, 1994 a decrease of
$666,044, due to amortization exceeding capitalized development. Property and equipment net of accumulated depreciation and amortization, decreased to $2,101,676 at June 30, 1995 from $2,301,263 at December 31, 1994, a decrease of
$199,587.

         At June 30, 1995, the Company had short term borrowings of $6,029,274 (including $4,882,446 on margin against its investments) as compared to $6,182,995 (including $5,145,753 on margin against its investments) at December 31, 1994, a decrease of $153,721 and the current portion of long-term debt decreased by $408,326 from $468,990 at December 31, 1994 to $60,664 at June 30,
1995.   Accounts payable decreased by $1,678,624 from $5,836,482 at December
31, 1994 to $4,157,858 at June 30, 1995; deferred revenues decreased by $2,253,473 from $6,922,281 at December 31, 1994 to $4,668,808 at June 30, 1995;
customer deposits decreased by $403,661 from $1,896,886 at December 31, 1994 to $1,493,225 at June 30, 1995; and other accrued liabilities decreased by $873,953 from $2,949,837 at December 31, 1994 to $2,075,884 at June 30, 1995.

         The Company has no significant unused lines of credit at either June 30, 1995 or December 31, 1994. To date, bank credit lines have not been a significant component of the Company's liquidity and capital resources.

         Current short-term capital needs will be funded primarily through internal working capital and anticipated operating revenues from new sales, continuing and new support services revenue, and a backlog of orders received and pending. The backlog at June 30, 1995 is expected to be filled within one year. The following table illustrates the backlog at June 30, 1995 and December 31, 1994:


                                                  June 30,        December 31,
                                                    1995              1994
                                                   ----               ----
Hardware and software orders                     $ 3,966,000      $ 3,263,947
Service and support                                7,043,000       13,521,000
                                                 -----------      -----------
                                                 $11,009,000      $16,784,947
                                                 ===========      ===========


         Sulcus's ability to develop and expand its presence in the hospitality industry and expand existing business lines for Sulcus's other markets depends in large part on the availability of adequate funds. Management believes that anticipated revenues from the operations of Sulcus together with available capital will be sufficient to support the anticipated operating and capital requirements of the Company for at least 12 months. Nonetheless, if technological changes render Sulcus's products uncompetitive or obsolete or if the Company incurs operating losses, Sulcus may be forced to seek additional financing. There can be no assurance that any financing will be available when needed or, if available, that it can be obtained on terms satisfactory to Sulcus.

         The Company is the plaintiff/defendant in actions presently pending before various courts. These actions include claims and counterclaims filed by the Company and customers in the normal course of business. In these matters, the Company intends to vigorously prosecute and defend its position and believes there exists the probability for a favorable outcome on behalf of the Company, or if not, the Company has provided for potential loss when measurable. Should the Company be unsuccessful in defending these lawsuits, it could have a material adverse impact on the Company's operating results, financial position and liquidity.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  Lodgistix was the Defendant in an action filed in March 1994, in the Superior Court of New Jersey, Camden County by Associated Business Telephone Systems Corporation ("ABTS"). ABTS claimed that Lodgistix is in breach of a Long Distance Telephone Service Agreement ("Agreement") entered into between the parties in July 1992. ABTS also claimed that the parties entered into an Addendum to the Long Distance Service Agreement in December 1993 ("Addendum"). ABTS claimed damages in excess of approximately $791,000. In October 1994, the Court granted Plaintiffs Motion to Add Squirrel Companies, Inc., Sulcus Hospitality Group, Inc., and NRG Management Systems, Inc. as Defendants in this matter. The Company has filed Answers on behalf of these other companies. In March 1995, Plaintiff filed a Motion for Partial Summary Judgment related to claims of a violation of an exclusivity clause in the Agreement. Defendant's opposed the Plaintiff's Motion for Partial Summary Judgment and filed a Motion for Partial Summary Judgment of their own. Defendant's also filed a Motion requesting the right to amend their Answer, add affirmative defenses and the right to file a Counterclaim. On March 31, 1995, the Court dismissed both Motions for Partial Summary Judgment and the Court granted the rest of Defendants request. On May 11th, 1995 the parties entered into a Settlement Agreement and Mutual Release under which the Defendants paid ABTS the sum of $100,000.00 as payment in full for any and all claims set forth in ABTS' Complaint.

  Sulcus and John W. Ryba were Defendants in an action filed in April 1994, in the United States District Court for the Southern District of New York by First Hanover Securities, Inc. ("First Hanover"). First Hanover has alleged that Sulcus and Mr. Ryba improperly and illegally sought to cancel 50,000 stock options that were granted to First Hanover in January 1, 1991. On January 3, 1995, the Court granted Sulcus' Motion to Dismiss First Hanover's common-law fraud and securities fraud claims against Mr. Ryba and Sulcus. First Hanover's breach of contract claim against Sulcus remains, which management believes is without merit and can be successfully defended in that First Hanover never performed any services for Sulcus which therefor enabled Sulcus to cancel the option. The case was referred to a mediator for non-binding mediation which was held on June 1, 1995. No settlement was reached at that time, and both parties are continuing their attempt to resolve this matter. The Court has scheduled a pre-trial conference for September 29, 1995.

  Sulcus Hospitality Group, Inc. was the Defendant in an action filed in December 1994, in the Superior Court of the State of Arizona in and for the County of Maricopa by William W. Saunders ("Saunders"). Saunders alleged that Sulcus failed to pay rent, common area maintenance charges, sales tax, late charges and interest due and owing for rental space in Phoenix, Arizona from October through December 15, 1993, totaling $94,891.50. On January 27, 1995, the Court granted Sulcus' Motion to Remove to Federal Court. On February 16, 1995, the Court transferred the matter to Arbitration. Sulcus also filed an Answer in this matter. On May 30th, 1995 the parties entered into a Settlement Agreement and Release, whereby Sulcus Hospitality Group, Inc. agreed to pay Saunders, in four (4) installments, amounts totaling $74,000.00 representing lease payments for the period October through December 15th, 1993. As of June 30th, 1995, these payments have been made.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               27 Financial Data Schedule

         (b)   Reports on Form 8-K

               None

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SULCUS COMPUTER CORPORATION



DATE:   August 14, 1995           BY:   /s/ H. RICHARD HOWIE
     --------------------            ------------------------------------------
                                         H. Richard Howie
                                         Chief Financial Officer
                                          (Mr. Howie is the Principal Financial
                                             Officer and has been duly
                                             authorized to sign on behalf of
                                             the Registrant)