Form 10-Q
period 1995-09-30
SULCUS COMPUTER CORP
filed 1995-11-13
CIK 726712

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

              For the quarterly period ended September 30, 1995

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

As of November 8, 1995, there were 14,227,629 shares of Common Stock, no par value, outstanding.

================================================================================

                                     INDEX



PART I.   FINANCIAL INFORMATION                                                                          PAGE

      Consolidated Balance Sheets
              September 30, 1995 and December 31, 1994   . . . . . . . . . . . . . . . . . . . .          3

      Consolidated Statements of Operations
              Nine Months Ended September 30, 1995 and 1994  . . . . . . . . . . . . . . . . . .          4

      Consolidated Statements of Operations
              Three Months Ended September 30, 1995 and 1994  . . . . . . . . . . . . . . . . .          5

      Consolidated Statements of Cash Flows
              Nine Months Ended September 30, 1995 and 1994 . . . . . . . . . . . . . . . . . .          6

      Consolidated Statement of Stockholders' Equity
              Nine Months Ended September 30, 1995  . . . . . . . . . . . . . . . . . . . . . .          7

      Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .       8-11

      Management's Discussion and Analysis of Financial Condition
              and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12-18


PART II.         OTHER INFORMATION

      Item 1.          Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . .         19

      Item 6.          Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . .         20

      Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         21

                         SULCUS COMPUTER CORPORATION
                         CONSOLIDATED BALANCE SHEETS




                                                 ASSETS

                                                                             September 30,     December 31,
                                                                                 1995             1994
                                                                              -----------      -----------

    Current Assets
      Cash and cash equivalents                                               $   885,371      $ 1,933,895
      Short-term investments (at market)                                       12,908,635       10,324,740
      Restricted cash                                                             ----             500,000
      Accounts receivable, net of allowance of $2,501,146
        and $2,597,088 in 1995 and 1994, respectively                           7,683,033       11,639,243
      Inventories                                                               2,587,514        2,393,563
      Deferred taxes                                                              568,153          758,472
      Net investments in sales-type leases                                        149,885          171,098
      Other                                                                       589,158        1,159,142
                                                                              -----------      -----------
      Total current assets                                                     25,371,749       28,880,153

    Purchased and capitalized software,
      net of accumulated amortization                                           5,789,904        6,790,945

    Property and equipment, net of accumulated depreciation                     1,991,867        2,301,263



    Goodwill, net of accumulated amortization                                   7,208,543        7,726,119
    Deferred taxes                                                              1,531,600        1,341,281
    Net investments in sales-type leases                                          482,540          504,005
    Other assets                                                                  187,801          325,717
                                                                              -----------      -----------
    Total Assets                                                              $42,564,004      $47,869,483
                                                                              ===========      ===========


                                  LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
      Short term borrowings                                                   $ 6,196,789      $ 6,182,995
      Current portion of long-term debt                                            63,087          468,990
      Accounts payable                                                          3,841,053        5,836,482
      Shareholder litigation liability                                            282,759          439,780
      Deferred revenues                                                         3,766,990        6,922,281
      Customer deposits                                                         1,132,307        1,896,886
      Other accrued liabilities                                                 2,013,323        2,949,837
                                                                              -----------      -----------
    Total current liabilities                                                  17,296,308       24,697,251

    Long-term debt, net of current portion                                         41,875           85,536

    Commitments and contingencies

    Stockholders' equity
      Common stock, no par value; 30,700,000 shares
        authorized (14,225,320 and 14,417,744 shares
        issued in 1995 and 1994, respectively)                                 37,225,156       37,081,413
      Note receivable from stockholder                                           (500,000)        (500,000)
      Retained earnings (deficit)                                             (11,575,206)     (13,378,756)
      Foreign currency adjustment                                                 (47,140)        (115,961)
      Cumulative unrealized gain on investments available for sale                123,011         ----
                                                                              -----------      -----------
    Total Stockholders' Equity                                                 25,225,821       23,086,696
                                                                              -----------      -----------
    Total Liabilities and Stockholders' Equity                                $42,564,004      $47,869,483
                                                                              ===========      ===========

                             See notes to the consolidated financial statements.

                         SULCUS COMPUTER CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Nine Months Ended September 30, 1995 and 1994


                                                                                 1995              1994
                                                                              -----------       -----------
    Net revenue:
      System sales                                                            $20,178,554       $18,603,192
      Support revenue                                                          12,544,202        12,333,775
      Interest income and other                                                   938,431           974,686
                                                                              -----------       -----------
        Total revenue                                                          33,661,187        31,911,653
                                                                              -----------       -----------

    Cost of goods sold and services provided:
      Systems                                                                  10,477,458        10,926,122
      Support services                                                          3,462,635         3,582,066
                                                                              -----------       -----------
        Total cost of sales and services provided                              13,940,093        14,508,188


    Expenses:
      Selling, general, and administrative                                     16,843,723        16,926,778
      Research and development (net of capitalized
        software of $756,273 and $1,213,767 during the
        nine months ended September 30, 1995 and 1994,
        respectively)                                                             938,367         1,288,548
      Interest                                                                    421,342           399,185
      Depreciation and amortization                                             1,176,117         1,525,824
      Unrealized (gain) loss on investments                                    (1,462,005)        1,126,581
                                                                              -----------       -----------
        Total expenses                                                         17,917,544        21,266,916
                                                                              -----------       -----------
                                                                                1,803,550        (3,863,451)
    Unusual items:
      Write-off of assets                                                         ----            1,820,243
      Provision for litigation settlement                                         ----              125,000
                                                                              -----------       -----------
        Total unusual items                                                       ----            1,945,243
                                                                              -----------       -----------

    Income (loss) before income taxes                                           1,803,550        (5,808,694)
    Income taxes                                                                  ----              ----
                                                                              -----------       -----------
        Net income (loss)                                                     $ 1,803,550       ($5,808,694)
                                                                              ===========       ===========

    Income (loss) per common share:
      Net income (loss)                                                             $0.12            ($0.41)
                                                                                    =====            ======

    Weighted average number of common shares                                   14,741,019        14,224,659
                                                                              ===========       ===========

              See notes to the consolidated financial statements.

                          SULCUS COMPUTER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 1995 and 1994



                                                                                  1995              1994
                                                                              -----------       ------------
    Net revenue:
      System sales                                                            $ 6,587,655       $  5,874,530
      Support revenue                                                           4,264,169          4,196,168
      Interest income and other                                                   345,672            328,329
                                                                              -----------       ------------
        Total revenue                                                          11,197,496         10,399,027
                                                                              -----------       ------------

    Cost of goods sold and services provided:
      Systems                                                                   3,641,158          3,615,802
      Support services                                                          1,290,341          1,294,927
                                                                              -----------       ------------
        Total cost of sales and services provided                               4,931,499          4,910,729


    Expenses:
      Selling, general, and administrative                                      5,443,487          5,452,477
      Research and development (net of capitalized
        software of $260,140 and $330,667 during the
        three months ended September 30, 1995 and 1994,
        respectively)                                                             291,374            408,325
      Interest                                                                    136,178            140,061
      Depreciation and amortization                                               322,250            384,731
      Unrealized (gain) loss on investments                                       ----                23,312
                                                                              -----------       ------------
        Total expenses                                                          6,193,289          6,408,906
                                                                              -----------       ------------
                                                                                   72,708           (920,608)
    Unusual items:
      Write-off of assets                                                         ----             1,820,243
      Provision for litigation settlement                                         ----               125,000
                                                                              -----------       ------------
        Total unusual items                                                       ----             1,945,243
                                                                              -----------       ------------

    Income (loss) before income taxes                                              72,708        (2,865,,851)
    Income taxes                                                                  ----               ----
                                                                              -----------       ------------
      Net income (loss)                                                       $    72,708       ($ 2,865,851)
                                                                              ===========       ============

    Income (loss) per common share:
      Net income (loss)                                                             $0.00             ($0.20)
                                                                                    =====             ======

    Weighted average number of common shares                                   14,836,634         13,992,324
                                                                              ===========       ============


              See notes to the consolidated financial statements.

                          SULCUS COMPUTER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1995 and 1994



                                                                                            1995            1994
                                                                                         -----------     -----------
    Cash flow from operating activities:
      Net income (loss)                                                                  $ 1,803,550     ($5,808,694)

      Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
        Depreciation                                                                         657,851         804,325
        Amortization of capitalized software                                               1,771,430       1,888,063
        Amortization of goodwill                                                             518,266         721,499
        Provision for doubtful accounts                                                      364,694         395,147
        Inventory obsolescence                                                                 ----           45,256
        Loss on write-offs of assets                                                           ----        1,820,243
        Unrealized and realized (gain) loss on investments                                (1,648,383)      1,126,581
        (Purchases) sales of short-term investments                                         (812,501)      1,420,710
        Change in assets and liabilities:
          Restricted cash                                                                    500,000           ----
          Accounts receivable                                                              3,591,516       3,095,211
          Insurance receivable                                                                 ----          900,000
          Inventory                                                                         (193,951)       (557,319)
          Other current assets                                                               569,986         (84,993)
          Other assets                                                                       137,916         190,355
          Accounts payable                                                                (1,995,429)       (561,173)
          Deferred revenues                                                               (3,155,291)     (3,722,759)
          Shareholder litigation                                                            (157,021)       (601,074)
          Customer deposits                                                                 (764,579)        753,519
          Accrued liabilities                                                               (835,619)        (10,674)
                                                                                         -----------     -----------
          Total adjustments                                                               (1,451,115)      7,622,917
                                                                                         -----------     -----------
    Net cash provided by (used in) operating activities                                      352,435       1,814,223


    Cash flows from investing activities:
      Investment in sales-type leases                                                       (215,713)          ----
      Payments received on sales-type leases                                                 172,607         238,999
      Capital expenditures                                                                  (277,478)       (754,350)
      Capitalization of software development
        and purchased software                                                              (756,273)     (1,213,767)
                                                                                         -----------     -----------
    Net cash provided by (used in) investing activities                                   (1,076,857)     (1,729,118)
                                                                                         -----------     -----------

    Cash flows from financing activities:
      Short term borrowings                                                                   13,974         230,971
      Principal payments on long-term debt                                                  (483,564)       (647,276)
      Proceeds from stock options exercised                                                   42,847         188,494
      Proceeds from notes payable                                                             34,000           ----
                                                                                         -----------     -----------
    Net cash used in financing activities                                                   (392,923)       (227,811)
                                                                                         -----------     -----------

    Cumulative translation adjustment                                                         68,821          64,681
                                                                                         -----------     -----------

    Net decrease in cash
      and cash equivalents                                                                (1,048,524)        (78,025)

    Cash equivalents at beginning of period                                                1,933,895       1,210,822
                                                                                         -----------     -----------

    Cash equivalents at end of period                                                    $   885,371     $ 1,132,797
                                                                                         ===========     ===========

              See notes to the consolidated financial statements.

                         SULCUS COMPUTER CORPORATION
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     NINE MONTHS ENDED SEPTEMBER 30, 1995


                                                                                        Cumulative
                                                                                        Unrealized
                                                                                          Gain on           Note
                                                          Retained         Foreign      Investments      Receivable        Stock-
                                          Common          Earnings         Currency      Available          From          holders'
                                           Stock         (Deficit)        Adjustment      For Sale       Stockholder       Equity
                                        -----------     ------------      ----------    -----------      -----------     ----------
Balance, January 1, 1995                $37,081,413     ($13,378,756)      ($115,961)            $0       ($500,000)    $23,086,696

  Stock options exercised                    42,847             ----            ----           ----            ----          42,847
  Cumulative unrealized gain on
    investments available for sale             ----             ----            ----        123,011            ----         123,011
  Issuance of stock as settlement of
    previously recorded liabilities          95,396             ----            ----           ----            ----          95,396
  Issuance of stock to consultants            5,500             ----            ----           ----                           5,500
  Cumulative translation adjustment            ----             ----          68,821           ----            ----          68,821
  Net income                                   ----        1,803,550            ----           ----            ----       1,803,550
                                        -----------     ------------       ---------       --------       ---------     -----------
Balance, September 30, 1995             $37,225,156     ($11,575,206)      ($ 47,140)      $123,011       ($500,000)    $25,225,821
                                        ===========     ============       =========       ========       =========     ===========


              See notes to the consolidated financial statements.

                          SULCUS COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995



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


NOTE 3.  LEGAL PROCEEDINGS AND LITIGATION SETTLEMENT

         In April 1994, various individual Sulcus shareholders filed 12 lawsuits in the U.S. District Court for the Western District of Pennsylvania asserting federal securities fraud claims against Sulcus and certain of its officers and directors, and in seven of these suits, against its then auditors. The claims followed the issuance of a press release by Sulcus on April 6, 1994, announcing among other things, the existence of the investigation by the SEC described above, an anticipated net loss for 1993, and an intent to restate its Consolidated Financial Statements for the year ended December 31, 1992 which was subsequently done. These

                          SULCUS COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995

lawsuits have been consolidated under the caption "IN RE: Sulcus Computer Corporation Securities Litigation, II."

         Among the principal allegations contained in the complaint are the following: the Defendants made materially false and misleading positive public representations, which were included in the Company's quarterly reports, press releases and other documents regarding Sulcus and its operations, management, finances, assets, earnings and future business prospects; that these representations included misrepresentation of Sulcus's financial condition; that Sulcus's financial statements during the class period (October 22, 1992 through April 6, 1994, inclusive) were false and misleading in that they did not comply with generally accepted accounting principles and that revenue was improperly recognized; that the aforesaid acts and practices, misleading statements and omissions adversely affected the integrity of the market for Sulcus common stock and artificially inflated or maintained the price of Sulcus common stock; and while Sulcus officials were issuing favorable statements about Sulcus's business prospects and financial condition, a director of the Company sold shares of common stock at the artificially inflated prices. The Complaint seeks unspecified damages for the decline in the value of the Company's stock together with Plaintiff's costs and expenses.

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

                          SULCUS COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995

was denied as to all other counts, it is the opinion of management and counsel that the lawsuit is without merit and can be successfully defended based on the fact that Sulcus and Mr. Ratner deny that they failed to timely tender stock and in fact that Sulcus tendered the appropriate amount of stock, which was refused by Counsel for the Plaintiffs.

         Other suits arising in the ordinary course of business are pending against the company and its subsidiaries. The Company cannot predict the ultimate outcome of these actions or the ones above-described but believes these other suits will not result in a material adverse effect on the Company's consolidated financial position.

         Pursuant to Sulcus By-Laws, Sulcus has agreed to indemnify its officers and directors and certain other defendants under certain circumstances against claims arising from the lawsuits. Sulcus may be obligated to indemnify certain of its officers, directors, and employees for the costs they may incur as a result of the lawsuits.


NOTE 4. INCOME TAXES

         In the nine months ended September 30, 1995 the Company reflected no provision for income taxes on pre-tax profits of $1,803,550. This is based upon the expense at statutory rates being offset by the reduction of valuation allowances related to deferred tax assets, including tax loss carryforwards, pursuant to SFAS 109.

         For the nine months ended September 30, 1994, the Company did not record a tax benefit related to its pre-tax loss of $5,808,694, as it increased the valuation reserves related to deferred tax assets equal to the increase in tax assets.

         At September 30, 1995 and December 31, 1994, the Company had net deferred tax assets, liabilities and valuation reserves as follows:

                                                                         September 30,    December 31,
                                                                             1995             1994
                                                                             ----             ----
         Deferred tax assets (net of deferred tax
            liabilities), including tax loss carryforwards                $10,476,483     $13,158,362
         Valuation allowance                                              ( 8,376,730)    (11,058,609)
                                                                          ------------    ------------
         Net deferred tax amounts                                         $ 2,099,753     $ 2,099,753
                                                                          ============    ============


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

                          SULCUS COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994

  For the quarter ended September 30, 1995, the Company reported net income of $72,708 as compared to a net loss of ($2,865,851) for the quarter ended September 30, 1994. For the quarter ended September 30, 1995, the Company recognized increased sales and gross margins over those reported in the same period of 1994. Additionally, the 1994 results included a write-off of assets ($1,820,243) and provision for litigation settlement ($125,000) which are not components of net income in 1995.

  Net sales for the quarter ended September 30, 1995 were $10,851,824, representing an increase of $781,126 or 8% when compared to net sales of $10,070,698 for the same period of 1994. Net sales of the Real Estate/Hospitality Group were $10,402,597, representing an increase of $569,674, or 6%, for the quarter ended September 30, 1995, as compared to $9,832,923 for the same period of 1994. Net sales of the Legal Group were $447,787, an increase of $210,012, or 88%, for the quarter ended September 30, 1995, as compared to the same period of 1994.

  Net system sales for the quarter ended September 30, 1995 were $6,587,655 as compared to $5,874,530 for the same period of 1994, an increase of $713,125 or 12% due primarily to increased sales by the Company's Australian and Singapore subsidiaries in its Real Estate/Hospitality Group and increases in its Legal Group. These increases were somewhat offset by decreases in sales by the Company's European and Hong Kong offices.

  Support revenues for the quarter ended September 30, 1995 were $4,264,169 as compared to $4,196,168 for the same period of 1994, an increase of $68,001 or 2% due primarily to an increased base of Property Management and Squirrel installations.

  Sales by offices and distributors of the Company were $8,852,240 (82%) and $1,999,584 (18%), respectively, of net sales for the quarter ended September 30, 1995 as compared to $7,529,635 (75%) and $2,541,063 (25%) for the comparable 1994 period.

  Cost of goods sold for the quarter ended September 30, 1995 increased to $4,931,499 from $4,910,729, an increase of $20,770 over the comparable 1994 period. As a consequence, cost of goods sold as a percentage of net sales improved for the quarter ended September 30, 1995 to 45%, as compared to 49% for the same period of 1994. As a result, gross margin of the Company increased to $5,920,325 from $5,159,969, an increase of $760,356 or 15% over the quarter ended September 30, 1994.

  Cost of system sales for the quarter ended September 30, 1995 was $3,641,158 (55% of system sales) as compared to $3,615,802 (62% of system sales) for the same period of 1994, an increase of $25,356 or 1%, due primarily to lower hardware component costs related to Lodgistix systems and reduced software amortization.

  Cost of support for the quarter ended September 30, 1995 was $1,290,341 (30% of support revenues) as compared to $1,294,927 (31% of support revenues) for the same period of 1994, a decrease of $4,586, primarily as the result of internal efforts to reduce these costs.

  Selling, general, and administrative expenses remained relatively constant in 1995 when compared to 1994. For the quarter ended September 30, 1995, these expenses were $5,443,487 as compared to $5,452,477 a decrease of $8,990 over the same period of 1994. Selling, general, and administrative expenses as a percentage of net sales decreased to 50% for the quarter ended September 30, 1995, a 4 percentage point decrease from the quarter ended September 30, 1994.

         Research and development expense for the quarter ended September 30, 1995 decreased to $291,374 from $408,325, a decrease of $116,951, or 29%, as compared to the quarter ended September 30, 1994. Total amounts expended on research and development (including amounts expensed and amounts capitalized) was $551,514 and $738,992 for the three months ended September 30, 1995 and 1994, respectively. Management believes that these reduced expenditures do not negatively impact the Company's competitive position in the marketplace.

         Depreciation and amortization expense for the quarter ended September 30, 1995 decreased to $322,250 from $384,731 for the same period of 1994, a decrease of $62,481 due primarily to the write-off in the fourth quarter of 1994 of certain goodwill associated with the Company's Hong Kong and Singapore subsidiaries offset in part by increases in depreciation expense.

         Interest income for the quarter ended September 30, 1995 was $345,672 as compared to $328,329 for the same period of 1994, a increase of $17,343 or 5%, due primarily to higher average invested balances.

         Interest expense for the quarter ended September 30, 1995 decreased to $136,178 from $140,061 for the same period of 1994, a decrease of $3,883 or 3% due to lower outstanding borrowings.

         The Company conducts its worldwide operations through separate geographic area organizations which represent major markets or combinations of related markets.

         Financial information by geographic area for quarters ended September 30, 1995 and 1994 is summarized as follows:

                                                                      1995           1994
                                                                  -----------     -----------
Net revenues(1):
  United States                                                   $ 7,393,272     $ 7,470,593
  Canada                                                              763,403         520,100
  Hong Kong                                                            91,564         240,061
  Singapore                                                           924,362         353,534
  Australia                                                           752,879         432,631
  Europe                                                            1,272,016       1,382,108
                                                                  -----------     -----------
Consolidated net revenues                                         $11,197,496     $10,399,027
                                                                  ===========     ===========


                                                                        1995         1994
                                                                    -----------   -----------
Net income (loss):
  United States                                                      $281,604     ($2,558,579)
  Canada                                                              (48,247)          7,812
  Hong Kong                                                          (112,740)       (210,847)
  Singapore                                                          (113,636)        (65,332)
  Australia                                                            56,261         (14,702)
  Europe                                                                9,466         (24,203)
                                                                     --------     ------------
Consolidated net income (loss)                                       $ 72,708     ($2,865,851)
                                                                     ========     ============

(1)  Sales between geographic areas are not material.


         The significant improvement in U.S. operations in 1995 as compared to 1994 can be attributed to the profitability of the Squirrel and Property Management product lines and reduced losses in the Company's Legal Group as well as the 1994 write-off of assets and provision for litigation.

         The loss in Hong Kong declined due primarily to a reduction in selling, general and administrative expenses which exceeded the reduction in sales and margins.

         The operating loss in Singapore widened in 1995 due to reduced margins and increased selling, general and administrative expenses.

         The Australian results improved due to an increase in sales and margins.

         The European results improved due to improved margins and reduced selling, general and administrative expenses.

         The Company had a net deferred tax asset amounting to $2,099,753, net of valuation allowances of $8,376,730 at September 30, 1995 and $11,058,609 at December 31, 1994. The valuation allowance was decreased in the three months ended September 30, 1995 by $1,648,556 and increased in the three months ended September 30, 1994 by $806,452 reflecting the Company's estimate of the valuation allowance necessary to reduce the net deferred tax asset to the net amount recordable under Financial Accounting Standard No. 109. As a result, the income statements for the quarters ended September 30, 1995 and 1994 do not reflect any income tax provision or benefit on the pre-tax operating results recorded in those periods. As more fully discussed in the nine months evaluation of operations herein, the realizability of this deferred tax asset is contingent upon a number of factors including the ability of the Company to attain a level of operations that will generate taxable income.


NINE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994

         For the nine months ended September 30, 1995, the Company reported net income of $1,803,550 as compared to a net loss of ($5,808,694) for the nine months ended September 30, 1994. For the nine months ended September 30, 1995, the Company recognized an increase in gross margins of $2,353,884 and a decrease in net operating expenses of $760,786. Additionally, the 1994 results included a write-off of assets ($1,820,243) and provision for litigation settlement ($125,000) which are not a component of net income in 1995.
Finally, the Company recognized a $2,588,586 turnaround in the performance of its investment portfolio (from an unrealized loss of $1,126,581 in 1994 to an unrealized gain of $1,462,005 in 1995).

         Net sales for the nine months ended September 30, 1995 were $32,722,756 representing an increase of $1,785,789 or 6% when compared to net sales of $30,936,967 for the same period of 1994. Net sales of the Real Estate/Hospitality Group increased to $31,617,608 from $30,220,214 an increase of $1,397,394, or 5%, for the nine months ended September 30, 1995, as compared to the same period of 1994. Net sales of the Legal Group increased to $1,033,443 from $716,753, an increase of $316,690, or 44%, for the nine months ended September 30, 1995 as compared to the same period of 1994.

         Net system sales for the nine months ended September 30, 1995 were $20,178,554 as compared to $18,603,192 for the same period of 1994, an increase of $1,575,362 or 8% due primarily to increased sales of Squirrel POS systems.

         Support revenues for the nine months ended September 30, 1995 were $12,544,202 as compared to $12,333,775 for the same period of 1994, an increase of $210,427 or 2% due primarily to an increased base of Squirrel installations.

         Sales by offices and distributors of the Company were $25,978,033 (79%) and $6,744,723 (21%), respectively, of net sales for the nine months ended September 30, 1995 as compared to $23,563,325 (76%) and $7,373,642 (24%)
for the comparable 1994 period.

         Cost of goods sold for the nine months ended September 30, 1995 decreased to $13,940,093 from $14,508,188, a decrease of $568,095, or 4%, from the comparable 1994 period. As a consequence, cost of goods sold as a percentage of net sales decreased for the nine months ended September 30, 1995 to 43%, as compared to 47% for the same period of 1994. As a result, gross margin of the Company increased to $18,782,663 from $16,428,779 an increase of $2,353,884 or 14% over the nine months ended September 30, 1994.

         Cost of system sales for the nine months ended September 30, 1995 was $10,477,458 (52% of system sales) as compared to $10,926,122 (59% of system sales) for the same period of 1994, a decrease of $448,664 or 4%, due primarily to lower hardware component costs related to Squirrel and Lodgistix systems and reduced software amortization.

         Cost of support for the nine months ended September 30, 1995 was $3,462,635 (28% of support revenues) as compared to $3,582,066 (29% of support revenues) for the same period of 1994, a decrease of $119,431 or 3%, primarily as the result of internal efforts to reduce these costs.

         Selling, general, and administrative expenses remained relatively constant in 1995 when compared to 1994. For the nine months ended September 30, 1995, these expenses were $16,843,723 compared to $16,926,778 a decrease of $83,055 over the same period of 1994. Selling, general, and administrative expenses as a percentage of net sales decreased to 51% for the nine months ending September 30, 1995, a 4 percentage point decrease from the nine months ending September 30, 1994.

         Research and development expense for the nine months ended September 30, 1995 decreased to $938,367 from $1,288,548, a decrease of $350,181, or 27%, as compared to the nine months ended September 30, 1994. Total amounts expended on research and development (including amounts expensed and amounts capitalized) was $1,694,640 and $2,502,315 for the nine months ended September 30, 1995 and 1994, respectively. Management believes that these reduced expenses do not negatively impact the Company's competitive position in the marketplace.

         Depreciation and amortization expense for the nine months ended September 30, 1995 decreased to $1,176,117 from $1,525,824 for the same period of 1994, a decrease of $349,707 due primarily to the write-off in the fourth quarter of 1994 of certain goodwill associated with the Company's Hong Kong and Singapore subsidiaries.

         Interest income for the nine months ended September 30, 1995 was $938,431 as compared to $974,686 for the same period of 1994, a decrease of $36,255 or 4%, due primarily to lower average invested balances.

         Interest expense for the nine months ended September 30, 1995 increased to $421,342 from $399,185 for the same period of 1994, an increase of $22,157 or 6% due primarily to higher interest rates.

         The Company conducts its worldwide operations through separate geographic area organizations which represent major markets or combinations of related markets.

         Financial information by geographic area for nine months ended September 30, 1995 and 1994 is summarized as follows:

                                                                     1995            1994
                                                                  -----------     ------------
Net revenues(1):
  United States                                                   $23,239,127     $22,382,140
  Canada                                                            2,674,814       2,248,473
  Hong Kong                                                           365,059       1,462,047
  Singapore                                                         1,522,507         911,577
  Australia                                                         2,012,926       1,033,426
  Europe                                                            3,846,754       3,873,990
                                                                  -----------     -----------
Consolidated net revenues                                         $33,661,187     $31,911,653
                                                                  ===========     ===========


                                                                     1995            1994
                                                                  -----------     ------------
Net income (loss):
  United States                                                    $2,714,420     ($5,072,877)
  Canada                                                              210,168         261,020
  Hong Kong                                                          (463,601)       (789,463)
  Singapore                                                          (607,505)       (134,738)
  Australia                                                           103,031        (122,599)
  Europe                                                             (152,963)         49,963
                                                                   -----------     ----------
Consolidated net income (loss)                                     $1,803,550     ($5,808,694)
                                                                   ==========     ============

(1)  Sales between geographic areas are not material.

         The significant improvement in U.S. operations in 1995 as compared to 1994 was primarily due to improved sales, margins, and operating expenses by the Company's Property Management systems and improved sales of the Squirrel POS systems as well as the 1994 write-offs of assets and the provision for litigation and turnaround in the performance of the Company's investment portfolio.

         The loss in Hong Kong declined due primarily to a reduction in selling, general and administrative expenses which exceeded the reduction in sales and margins and a reduction in amortization of goodwill resulting from the 1994 write-off of these assets.

         The operating loss in Singapore widened in 1995 due to reduced margins and increased selling, general and administrative expenses.

         The Australian results improved due to an increase in sales and margins.

         The 1995 European loss is the result of reduced margin rates and increased selling, general and administrative expenses.

         The Company had a net deferred tax asset amounting to $2,099,753, net of valuation allowances of $8,376,730 at September 30, 1995 and $11,058,609 at December 31, 1994. The valuation allowance was decreased in the nine months ended September 30, 1995 by $2,681,879 and increased in the nine months ended September 30, 1994 by $1,903,978 reflecting the Company's estimate of the valuation allowance necessary to reduce the net deferred tax asset to the net amount recordable under Financial Accounting Standard No. 109. As a result, the income statements for the nine months ended September 30, 1995 and 1994 do not reflect any income tax provision or benefit on the pre-tax operating results recorded in those periods. The realizability of this deferred tax asset is contingent upon a number of factors including the ability of the Company to attain a level of operations that will generate taxable income. Management believes that it is more likely than not that it will generate taxable income sufficient to realize a portion of the tax benefits associated with Net Operating Losses and tax credit carryforwards prior to their expiration. This belief is based upon the Company's view of expected profits in 1995 and the next several years. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a non-cash charge to expense. However, if the Company achieves sufficient profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a non-cash credit to income.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity is dependent upon its ability to generate sufficient working capital through profitable operations. Management believes that in order to sustain profitability, it must continue to increase sales and improve productivity related to selling, general and administrative expenses. In order to increase sales, the Company believes that it must increase its distribution channels, introduce additional developed or acquired products in its current market segment and overcome customer uncertainty related to the Company's securities litigation and reported financial results.

         Current short-term capital needs will be funded primarily through internal working capital and anticipated operating revenues from new sales, continuing and new support services revenue, and a backlog of orders received and pending. The Company has no significant unused lines of credit at either September 30, 1995 or December 31, 1994. To date, bank credit lines have not been a significant component of the Company's liquidity and capital resources.

         At September 30, 1995, Sulcus' cash and cash equivalents decreased to $885,371 from $1,933,895 at December 31, 1994, a decrease of $1,048,524, or
54%. Since the Company operates in a number of countries, cash and cash equivalents are maintained by the various operating subsidiaries in the local currencies of these countries for the purpose of paying expenses as they are due. Additionally, the Company maintains a portfolio of short-term investments which may be used for the purpose of providing liquidity. At September 30, 1995, the Company's short-term investment portfolio increased by $2,583,895, or 25%, from $10,324,740 at December 31, 1994 to $12,908,635 at September 30,
1995. This increase consisted primarily of unrealized appreciation of $1,585,016. These investments are subject to risk, most notably the risk that the market value of these assets will decline as the result of general market fluctuations, increases in interest rates or changes in the underlying operations of the investee. Company policy does not require temporary investments to be investment grade as determined by a nationally recognized statistical rating organization nor does it require that such investments have any additional safety feature such as insurance. Through the first five months of 1995, the Company maintained its investment philosophy of actively buying and selling investments with the objective of generating profits of short-term differences in price ("Trading"). Management sold a portion of these investments in May and June of 1995 and invested the proceeds of these sales in securities which will be held for the generation primarily of dividend and interest income ("Available for Sale"). Additionally, the remaining investments were reclassified in 1995 from Trading to Available for Sale. The Company had borrowings at September 30, 1995, and December 31, 1994, of $5,759,355 and $5,145,753 respectively, on margin against its investments at the brokers internally established floating interest rate which was 8.375% at September 30, 1995.

         At September 30, 1995, accounts receivable decreased to $7,683,033, as compared to $11,639,243 at December 31, 1994, a decrease of $3,956,210 or 34% primarily due to collections on annual support contracts. The Company's gross accounts receivable includes hardware and software support annual contracts as well as amounts due on system installations which may take several months to modify and complete. Support contracts are billed in advance for periods of up to one year and payments are received throughout the year. As a result, approximately 47% of the Company's gross accounts receivable is aged over 90 days at September 30, 1995, as compared to 27% at December 31, 1994. The Company provides estimates of amounts which may ultimately be uncollectible from customers. The allowance for uncollectible accounts remained relatively constant at September 30, 1995, decreasing slightly from $2,597,088 at December 31, 1994, to $2,501,146 at September 30, 1995. The revenue from the support contracts is deferred and subsequently recorded as revenue as the support contracts are fulfilled.

         The Company purchases computer hardware and other equipment from vendors under open accounts payable for the purpose of including these items in systems sold to customers. Hardware and equipment are readily available in the marketplace and therefore it is not necessary for the Company to maintain large quantities of inventories to meet customer needs. Inventories increased by $193,951 to $2,587,514 at September 30, 1995, as compared to $2,393,563 at
December 31, 1994. Accounts payable decreased by $1,995,429 from $5,836,482 at December 31, 1994 to $3,841,053 at September 30, 1995.

         The Company leases facilities under operating lease agreements of varying terms. Properties and equipment consist primarily of leasehold improvements and equipment used in the conduct of business. Property and equipment, net of accumulated depreciation and amortization, decreased to $1,991,867 at September 30, 1995 from $2,301,263 at December 31, 1994, a decrease of $309,396.

         In addition to borrowings on margin against its investments, the Company has outstanding short and long-term borrowings from various financial institutions. At September 30, 1995, the Company had short-term borrowings (excluding borrowings under margin) of $437,434 as compared to $1,037,242 at December 31, 1994, a decrease of $599,808. At September 30, 1995, the Company had long-term borrowings (including current and noncurrent portions) of $104,962 as compared to $554,526 at December 31, 1994, a decrease of $449,564.

         The backlog of hardware and software orders at September 30, 1995 is expected to be filled within one year and amounted to $3,429,000 at September 30, 1995 as compared to $3,263,947 at December 31, 1994.

         The Company's ability to develop and expand its presence in the hospitality industry and expand existing business lines for its other markets depends, in a large part, on the availability of adequate funds. Management believes that anticipated revenues from the operations together with available capital will be sufficient to support the anticipated operating and capital requirements of the Company for at least 12 months. Nonetheless, if technological changes render Sulcus's products uncompetitive or obsolete, or, if the Company incurs operating losses, it may be forced to seek additional financing. There can be no assurance that any financing will be available when needed, or, if available, that it can be obtained on terms satisfactory to the Company.

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

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A previously reported action filed in April 1994, in the United States District Court for the Southern District of New York by First Hanover Securities, Inc. involving a dispute over the cancellation of an option to purchase 50,000 shares of Sulcus Common Stock at $2.25 per share was settled on November 1, 1995. The action was discontinued with prejudice as to all parties and the option was reinstated and extended until October 1, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

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



DATE:   November 14, 1995         BY:   /s/ H. RICHARD HOWIE
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