Form 10-K
period 1995-12-31
SULCUS COMPUTER CORP
filed 1996-04-15
CIK 726712

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                -------------

                                  FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1995
                                      OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                For the transition period from             to
                                               -----------    ----------

                        COMMISSION FILE NUMBER 0-13226

                                -------------

                         SULCUS COMPUTER CORPORATION
            (Exact name of registrant as specified in its charter)

           PENNSYLVANIA                                        25-1369276
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                         Identification Number)


     SULCUS CENTRE, 41 NORTH MAIN STREET, GREENSBURG, PENNSYLVANIA  15601

    (Address of principal executive offices)                      (Zip Code)

                                (412)836-2000
             (Registrant's telephone number, including area code)

                                -------------

Securities registered pursuant to Section 12(b) of the Act:     NONE

Securities registered pursuant to Section 12(g) of the Act:

     Title of each class           Name of each exchange on which registered

Common Stock, no par value                  American Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes X No
                                             ---    ---

As of April 10, 1996, 14,763,120 shares of no par common stock were outstanding. The aggregate market value of shares held by non-affiliates as of April 10, 1996, was $39,565,852 based on the price of the common stock on that date.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ---

                                     PART I

ITEM 1. BUSINESS

        GENERAL

        Sulcus Computer Corporation was incorporated in the Commonwealth of Pennsylvania on November 5, 1979, under the name of "Ragtronics, Inc.," and adopted its present name in December 1982. As used herein, the terms "Sulcus" or "Company" are used to refer to Sulcus Computer Corporation and its subsidiaries. Sulcus develops, manufactures, markets and installs microcomputer systems designed to automate the creation, handling, storage and retrieval of information and documents. The Company designs its systems primarily for the hospitality and real estate industries and to a lesser extent, the legal profession. The Company's sales practices are currently systems oriented (rather than individual sales of hardware or software) toward the vertical marketing of its integrated products. Systems include a network of hardware, software and cabling as well as stand alone systems for which the hardware and software are not separately sold. The Company's systems are offered together with full services training, maintenance, and support. The Company has installed systems throughout North and South America, Europe, Africa, Asia and Australia. Customers include property management companies, condominiums, hotels, motels, restaurants, resorts, country clubs, cruise lines, real estate loan and closing offices, title insurance companies, abstract companies, escrow offices and law offices.

        HISTORICAL DEVELOPMENT

        The Company provides its systems to customers on a turnkey basis, meaning that Sulcus provides all of a customer's needs to automate the portion of a customer's business where it competes, including hardware, software, training, maintenance and support. Sulcus believes that this approach is critical in business applications because while some businesses can automate a specific task, most are unable to effectively automate a broad range of a customer's business. The Company's sales practices and trends are currently oriented to sales of systems (rather than individual sales of hardware or software) and to the vertical marketing of its integrated products.

        In 1988, the Company began to develop a strategic plan to achieve a leadership position in turnkey computer systems with specific software for the real-estate related, hospitality and legal industry groups. The strategic plan envisions internal growth by way of expanded research and development, as well as growth through acquisitions, mergers, joint ventures and similar alliances. As part of its growth strategy, Sulcus has explored acquisition opportunities which create additional market opportunities for existing products, have products that complement or expand existing product lines, and create additional product distribution channels. Sulcus has made numerous acquisitions to date described below:

        In July 1989, a subsidiary of Sulcus acquired a non-exclusive license from CompuSolv for established property management software systems for the hospitality industry. These systems are used by the hotel, motel, condominium, restaurant and travel industries to automate front office, back office, point of sale and call accounting systems.

        RADIX

        In August 1990, Sulcus established Radix Systems, Inc., a wholly-owned subsidiary with its primary offices in Conshohocken, Pennsylvania. Radix provided field engineering and support services including site analysis, cabling, and Novell(R) training. Since that time, Radix has added LANmark support and Squirrel system sales and support.

        LODGISTIX

        In February 1991, Sulcus acquired Lodgistix, Inc., an integrator of property management systems in the hospitality industry. Lodgistix was a developer of automated hotel systems including front office, back office, sales and catering and interfaces to other hotel-related systems. The Lodgistix stockholders received one unit (the "Unit") of Sulcus for each 13.479 shares of their Lodgistix Common Stock, each Unit consisting of two shares of Sulcus Common Stock and two Class A Warrants. An aggregate of 484,375 Units were issued to all Lodgistix stockholders with a value of $3,100,000.

        SULCUS (AUSTRALIA) PTY. LTD.

        Effective November 1, 1991, the Company established a direct sales office in Australia by acquiring certain assets, trade names, leasehold improvements and equipment for approximately $200,000 from Belvoir Lodgistix Group Pty. Ltd. and its shareholders. Belvoir Lodgistix was the distributor of Lodgistix, Inc.'s systems in Australia and Eastern Asia. The Company's name was changed to Sulcus (Australia) Pty. Ltd. Sulcus (Australia) Pty. Ltd. sells and supports the full range of the Company's property management and point-of-sale systems.

        SQUIRREL

        In March 1992, the Company acquired Squirrel Companies, Inc. Squirrel develops and markets touch-screen software systems to the hospitality industry. Squirrel's software systems consist principally of point-of-sale software coupled with food and beverage software and hardware. Sulcus purchased Squirrel in exchange for $500,000, 401,260 shares of Sulcus Common Stock valued at $2,307,245 and options to purchase up to 400,000 shares of Sulcus Common Stock at an exercise price of $4.25 per share. The options for 175,000 shares were vested immediately and the balance were to vest in each of the three years ended December 31, 1992, 1993 and 1994 if Squirrel met its earn-out objective. In addition, the shareholders of Squirrel were entitled to receive up to 451,665 additional shares of the Company's Common Stock if Squirrel attained its earn-out objective for those three years. For the years ended December 31, 1992 and 1994, Squirrel achieved sufficient earnings to entitle the former shareholders to earn-out payments. The Company issued an aggregate of 124,048 shares for 1992 and 1994 respectively, having an aggregate value of $880,288. The amounts of the earn-out payments and other matters relating to the agreement were disputed by the former shareholders of Squirrel. This dispute was settled and all claims and counterclaims were dismissed. (See "Item 3. Legal Proceedings")

        NRG

        In March 1992, the Company acquired NRG Management Systems, Inc. (NRG) in exchange for 61,968 shares of the Company's Common Stock for an aggregate value of $473,207. NRG develops and markets energy and room management software to the hotel and motel industry. The applications include HVAC energy management, in-room safes, mini-bar, maid status, and room occupancy and security. In 1996, the Company began marketing an improved version of the product under the name CIRIS I. The shareholders of NRG were entitled to receive up to 324,324 additional shares of the Company's Common Stock if NRG attained certain projected after tax earnings for the years 1992 through 1994. At December 31, 1992, NRG achieved such earnings for 1992, and the Company issued 16,019 shares of Sulcus Common Stock for an aggregate value of $148,173 ($9.25 per share). For the years ended December 31, 1993 and 1994, NRG did not achieve their projections, therefore, pursuant to the Stock Purchase Agreement, no buy out shares were issued.

        JBA

        In July and September 1992, respectively, the Company acquired JBA (HK) Ltd. of Hong Kong and JBA Singapore PTE. LTD. The names of the companies were subsequently changed to Sulcus Hospitality Limited and Sulcus Singapore Pte. Ltd., respectively. Sulcus Hospitality Limited and Sulcus Singapore Pte. Ltd. market the full range of the Company's property management and point-of-sale systems. The purchase price of both companies consisted of a total of $1,450,000 in cash. In addition, the former shareholders were entitled to receive shares of Sulcus up to an aggregate value of $8,855,000 contingent upon achieving certain earnings over a three-year period. At December 31, 1992, these entities achieved such earnings for 1992 and the Company issued 297,652 shares of Sulcus Common Stock for an aggregate value of $2,827,691 ($9.50 per share). As a result of the 1992 restatement of earnings, the Company revised the contingent earn-out calculation based on the restatement adjustments that affected it. The Company cancelled the number of shares of stock issued as a result of the original calculation, all of which are restricted. As a result, at December 31, 1994, the Company reduced goodwill by approximately $2,168,000, reduced equity by approximately $912,000, the estimated current value of the shares to be cancelled, and expensed the difference of $1,256,000 in 1994. For the years ended December 31, 1993 and 1994, these companies did not achieve their projection, and therefore, no earn-out shares were issued.

        TECHOTEL

        Effective January 1, 1993, the Company acquired Techotel, AG of Zug, Switzerland, a hotel software development, marketing, and service organization. The name of the company was subsequently changed to Sulcus Hospitality Group EMEA, A.G. The purchase agreement (as amended) provided for the issuance of $1,000,000 of Sulcus Common Stock. In addition, the shareholders of Techotel were entitled to receive additional shares of the Company's Common Stock if Techotel attained certain projected after-tax earnings in the years 1993 through 1995. The company achieved such earnings for 1993 and 1995. As a result, Sulcus will issue to the former shareholders of Techotel 90,517 and 83,676 shares of Sulcus Common Stock for an aggregate value of $698,110 ($7.7125 per share) and $168,399 ($2.0125 per share) for 1993 and 1995, respectively. Sulcus Hospitality Group EMEA, A.G. did not achieve the required earnings for 1994. Sulcus Hospitality Group EMEA, A.G., through Lodgistix (International) AG, a wholly owned subsidiary, sells and supports the full range of the Company's property management and point-of-sale systems in 30 markets in Europe, the Middle East, and Africa, primarily through distributors.

        LODGISTIX SCANDINAVIA

        In November of 1993, the Company acquired Lodgistix Scandinavia A.S., distributor of Lodgistix systems in Norway, Sweden and Denmark. The name of this company was subsequently changed to Sulcus Scandinavia, A.S. This company sells a full range of Sulcus products including hotel management systems, restaurant point-of-sale systems, and CIRIS I in-room management systems. The purchase price consisted of 120,000 shares of Sulcus Common Stock with a value of $300,000. In addition, the former stockholders of Lodgistix Scandinavia were entitled to receive additional shares of the Company's Common Stock up to a value of $675,000 contingent upon attaining certain earnings over a three year period. Sulcus Scandinavia achieved required earnings for 1993 and 1995, as a result, Sulcus will issue to the former stockholders of Lodgistix Scandinavia 5,808 and 111,801 shares of Sulcus Common Stock for an aggregate value of $44,864 ($7.725 per share) and $225,000 ($2.0125 per share) for 1993 and 1995, respectively. Lodgistix Scandinavia did not achieve the required earnings for 1994.

        INTERNATIONAL OPERATIONS

        The Company established international operations for the marketing, support, manufacturing and/or distribution of its products by virtue of certain of the aforementioned acquisitions. The Company's international operations presently consist of the following subsidiaries: Sulcus (Australia) Pty. Ltd., established as a direct sales office in Australia in November 1991; Squirrel Systems of Canada, Ltd., a Canadian subsidiary of Squirrel located in Vancouver, British Columbia which manufactures and sells Squirrel products; Sulcus Hospitality Limited located in Hong Kong, and Sulcus Singapore, Pte. Ltd., located in Singapore, each a direct sales office; Sulcus Hospitality Group EMEA A.G. located in Switzerland; Sulcus Scandinavia A.S., located in Norway; Sulcus (Malaysia) Sdn Bhd; Squirrel (U.K.) Ltd., Sulcus Hospitality (U.K.) Ltd., and NRG Management Systems (U.K.), Ltd. located in the United Kingdom, all direct sales and support offices, and Sulcus Hospitality Group located in Belgium, which operates as a customer support office.

        Sulcus localizes its products for use in other countries so that all monetary references, user messages, and documentation reflect the monetary units, language and other conventions of a particular country. The Company's international operations are subject to certain risks common to foreign operations in general, such as governmental regulations and import restrictions.

        PRODUCTS

        HARDWARE

        Sulcus markets computer systems consisting of hardware, software, training and ongoing support. The hardware platform utilized by the Company's property management and legal systems can be obtained from Sulcus or from elsewhere--either from a manufacturer with whom Sulcus has a value-added remarketing agreement (whereby Sulcus purchases such hardware at a discount) or from a completely independent supplier. The hardware platform utilized by the Company's point-of-sale systems is manufactured by the Company from commercially available computer components.

        In the event of a turnkey purchase in which Sulcus supplies hardware, software and training, Sulcus offers a Hardware Service Agreement for the maintenance of the equipment. In certain circumstances the hardware supplier provides the equipment maintenance with no revenue accruing to Sulcus. Sulcus performs certain remanufacturing and assembly operations at its own Greensburg, Pennsylvania, Wichita, Kansas and Vancouver, Canada facilities. Sulcus is not dependent on a specific manufacturer for its components or systems.

        The base systems are supported by printers and other peripherals (as requested by the customer) purchased by Sulcus from manufacturers. Sulcus is not dependent upon any individual supplier for these peripherals and support devices.

        SOFTWARE

        Through its in-house staff of applications programmers, systems programmers, and software engineers, Sulcus develops and enhances its own proprietary software. Sulcus attempts to have its software operate with single-input (or file-integration) methods so that the user enters data once and the computer will use that data in the various applications desired. The following is a brief description of the Company's principal products:

        Property Management Software (PMS)

        COMPUSOLV is a UNIX-based software system which automates hotel front office operations and back office accounting functions. Rights to this software were obtained under a non-exclusive license.

        LANMARK is the Company's proprietary software which uses local area network technology and is designed for managing hotels ranging in size from 150 to more than 2,000 rooms. Customers can purchase different modules of this system to meet their specific needs including front office operations, back office accounting functions, credit card authorization, group room sales, and meeting/function space and event planning.

        LANLITE is a proprietary system designed to meet the needs of properties which do not require all of the features of LANmark. As with the LANmark system, customers can purchase different modules to meet their specific needs.

        LANEXEC is a proprietary management information system allowing customized reports drawn from the LANmark database.

        INNMAXX is a proprietary Windows based software system written for small lodging properties including lodges, bed and breakfast inns or small resort properties.

        CIRIS I is the Company's proprietary centralized in-room information system which consists of energy and room management software with applications for HVAC management, in-room safes, mini-bar, maid status and room occupancy and security.

        HOTELTRIEVE is a licensed computer output to laser disc information archival and retrieval system tailored to hospitality industry requirements. This system allows the accurate capture and faithful reproduction of all archivable information. This system provides storage for up to one million pages on a single disc and gives the benefits of reduced storage and retrieval costs, shortened access time, distribution of information to multiple locations and integration with existing customer electronic systems.

        Point-of-Sale Software (POS)

        SQUIRREL RESTAURANT MANAGEMENT SYSTEM offers complete automation of full-service restaurant operations. This proprietary system automates order-entry, credit card processing, labor cost management, time and attendance, food and beverage management and data transfer. In addition to stationary terminals, this system also offers remote operations through hand-held terminals.

        SQUIRRELITE is proprietary software for restaurant operations similar to the Squirrel Restaurant Management System but intended for smaller installations.

        Other Software

        THE ABSTRACTOR is proprietary software which operates together with portable computers and cellular communication to automate the collection and organization of real estate title searches.

        THE CLOSER 2000 is proprietary software which automates real estate transfers including closing and settlement statements, truth-in-lending disclosures, escrow and trust accounting, forms creation and information indexing.

PRODUCT SUPPORT SERVICES

        Management believes that support is fundamental to the continued business relationship with Sulcus' customers.

        Under software support agreements, Sulcus offices provide response with their own personnel and, if no solution can be found at that level, Sulcus maintains second-level support through its Wichita, Kansas or Vancouver, British Columbia centers which are staffed by specially trained personnel.
This multilevel support is intended to ensure the customer's prompt response and service. These services are provided on a 24-hour, seven-day-per-week basis. Software is serviced for a fee under a Support, Maintenance and Enhancement Agreement.

        Sulcus provides hardware support for a fee under a Hardware Service Agreement which enables the user to call for a diagnosis and repair or replacement based upon the circumstances. Certain repairs and replacements come with fees in addition to the support agreement, depending on the circumstances. Additionally, depending upon the level of service purchased by the customer, this service may be provided at a customer's site or at centralized facilities. The Company obtains certain hardware support from manufacturers or other service providers for a fee.

PRODUCT RESEARCH AND DEVELOPMENT AND IMPROVEMENT

        The Company has a number of ongoing research and development projects consisting of developing new hardware and software products as well as improving existing products.

        Most of the Company's software products are developed internally although the Company has purchased technology and has licenses for certain intellectual property rights. Product documentation is also created internally. Internal development enables Sulcus to maintain closer technical control over the products and gives the Company the latitude to designate which modifications and enhancements are more beneficial and when they should be implemented. The Company has created and acquired a substantial body of development tools and methodology for creating and enhancing its products. These tools and methodology are intended to simplify a product's integration with different operating systems or computers.

        By making end-user follow-up contacts and by considering and evaluating end-user requests for additional features to products, Sulcus maintains an information base to evaluate market feasibility of new products. Developing new software and updating existing offerings is a continual process performed by research and development groups in the effort to keep their products competitive. Also, since the functions of several products are affected by changes in tax laws and regulations, Sulcus rewrites such affected software to meet these changes for its customers.

        Updates are made available without charge to those customers who have purchased support or service agreements. Additionally, formally organized user groups exist to provide input and suggestions on new features and modules for products. These groups have periodic meetings and provides significant user information for new product development. Neither the Company nor any of its principal business units is dependent upon a single group of customers or a few customers, the loss of any one or more of which would have a material adverse effect on the Company or any of its principal business units.

        MARKETS

        Sulcus offers turnkey systems consisting of hardware, software, supplies, training, maintenance and support to the hospitality and real estate industries as well as the legal profession. These systems are installed throughout North and South America, Europe, Africa, Australia and Asia. Customers include property management companies, condominiums, hotels, motels, restaurants, resorts, country clubs, cruise lines, real estate, loan and closing offices, title insurance companies, abstract companies, escrow offices and law offices.

        The Company markets its systems through more than 80 locations in over 20 countries. These include locations maintained by the Company as sales offices as well as locations of distributors. Customer assistance and support services are generally offered 24 hours-a-day. The Company has generally had good experience in utilizing its internal resources as well as distributors to market and sell its products and services. Utilizing distributors allows the Company to take advantage of established operations, eliminate office start-up costs, and control costs associated with sales and marketing. Management intends to continue to build the Company's customer and product bases through current channels and to pursue strategic growth through acquisitions, mergers, joint ventures or other alliances.

TRAINING

        Training of users is performed by employees of Sulcus who are themselves required to go through a company training program and occasionally by distributors familiar with the business function of the user. Sulcus also trains its personnel in applying the use of teaching techniques to user requirements. Under the turnkey concept the user is taught to customize the output for his specific needs. Sulcus conducts training at its offices and at customers' sites.

MARKETING AND ADVERTISING

        Sulcus utilizes Company owned locations and distributors for the sales of its systems. The Company owned locations account for the majority of Sulcus' sales and are located throughout the United States and in Australia, Hong Kong, Singapore, Switzerland, United Kingdom, Norway, Malaysia and Canada. Sales personnel are employees of the Company and sell Sulcus products directly to end-users and do not represent any other companies. The Company's compensation arrangements with its sales employees generally provide for a commission based on sales performance. Managers engaged in sales activities are compensated by a combination of salary and commission. Distributors are compensated by means of a discount on the purchase price which varies with products offered and to a lesser extent, the territory assigned. The Company sets minimum sales quota requirements for its sales employees and during the past three fiscal years the Company has terminated sales employees and distributors for failing to meet such requirements. The Company is not dependent upon one or a few sales employees or distributors.

        The Company does not provide customers or distributors with rights to return products, extended payment terms or similar working capital items. The Company does not offer any warranty on its products and encourages its customers to enter into a service agreement.

        Sulcus has a national advertising program primarily geared to trade journals and a local and regional cooperative advertising program which encourages the distributors to advertise in their respective areas and attend local trade exhibits and conventions. Representatives of Sulcus attend and demonstrate its products at national conventions of the various industries in which its customers participate. Some of the conventions and trade shows attended include the International Association of Hospitality Accountants, Hotel Industry Technology Exposition and Conference, National Restaurant Association Convention, and the American Land Title Association Convention. Sulcus also conducts a year-round direct-mail program.

        Through its product strategies, management believes Sulcus can address the automation requirement of each market segment. By doing so, Sulcus provides a full-service product integration and upgrade path as a customer outgrows its present computerized needs. This approach benefits customers by protecting their investment in hardware and software, and allows greater flexibility for future planning.

COMPETITION

        Competition in the computer software market is generally intense and competitors often attempt to emulate successful programs. Of the major competitors, there does not appear to be a clear dominant vendor, due in part to the increased number of competitors entering the marketplace over the past several years. Increased competition has resulted in greater discounting of prices with no lessening of the cost of providing systems and services. Competitive advantages are afforded to those companies which are better capitalized and have programming staffs which are able to meet the changing demands of hotel and resort property owners or managers. There can be no assurance that competitors will not develop competitive products or that Sulcus will be able to successfully compete against such competitors or products. The competitive position of Sulcus is not readily available because many companies in this market are privately held and do not publish financial information. Furthermore, there is no organization that routinely collects and evaluates competitive information from which a competitive position can reliably be ascertained.

        The Company believes there are approximately five to six competitive Property Management Systems vendors that have about the same or more installations than Sulcus. The major competitors in the hotel/property management market domestically (U.S.) include Hotel Information Systems, Inc.
(HIS), Computerized Lodging Systems, Inc. (a subsidiary of MAI Systems), Encore Systems, Inc., and Fidelio Software Corporation (a subsidiary of Micros Systems, Inc.) In Europe, the Middle East and Africa, the major competitors are Fidelio Software Corporation and Hotel Information Systems, Inc. (HIS). In Asia, Hotel Information Systems, Inc., and Fidelio Software Corporation are the Company's major competitors. In the Full Service Restaurant Management System domestic market, competitors are Micros Systems, Inc., NCR Corporation, Restaurant Data Concepts, Inc., MenuSoft Systems, Inc. and Panasonic Communications and Systems Co's. In Europe, the Middle East and Africa, the major competitors are Remanco International, Inc. and Micros Systems, Inc. In Asia, Remanco International, Inc., Micros Systems, Inc. and NCR Corporation are the Company's major competition. The Company has not relied upon any report, study, or other support in connection with this belief. Sulcus Hospitality has been an active participant in the hospitality industry for over twelve years.

        Management believes that compared to competitive products, Sulcus products are not only superior in feature and function, but in connectivity and integration to other products. Sulcus differentiates itself in the hospitality marketplace in two ways. First, Sulcus utilizes a state-of-the-art development platform for all of its software products which allows the Company to implement its systems on both UNIX computers and DOS computers. The software development platform is extremely flexible and easy to modify, allowing customization of application programs to meet the specific needs of customers and provide less expensive enhancements to the system over time. The Company's internal labor costs are also reduced because of the efficient manner in which its programs can be created and modified. Second, Sulcus offers a complete family of products to the hospitality industry. These products include central reservation systems, property management systems, restaurant POS systems, and computer-aided training. Management believes that support is fundamental to the continued business relationship with Sulcus' customers and that its software support is among the industry's leaders. See "Business--Product Support Services."

        The Company has generally had favorable experience in utilizing its own employees as well as distributors for marketing and selling the Company's products and services. Use of distributors and dealers allow the Company to take advantage of established operations having required experience with the Company's products. Office start-up costs are eliminated which help in the control of the Company's costs associated with marketing and sales. The disadvantage to using this method of distribution is the lack of direct control and a risk inherent with changes in business and conditions of the distributor which could result in less sales effort and less than expected revenues.

PRODUCT PROTECTION

        Sulcus regards its software and application systems as proprietary and generally relies on a combination of trade secret laws, copyrights, contracts and internal and external nondisclosure safeguards to protect its products. Each of the contracts under which customers use Sulcus' products contain restrictions on using, copying and transferring the products, and prohibit their disclosure to other parties. Despite these restrictions, it may be possible for users or competitors to copy aspects of the products or to obtain information that Sulcus considers as trade secrets. Sulcus believes that any copies so obtained have limited value without access to the product source code which is kept highly confidential. Additionally, many of Sulcus' products contain software and hardware security devices to prevent unauthorized use or copying. Because of the uncertain enforcement of Sulcus' proprietary rights in foreign countries, most products distributed internationally use internal copy protection methods. Only certain aspects of computer software can be patented, and existing copyright laws afford limited practical protection. Sulcus has not patented any of its products although it may seek patent protection for future products. To maintain competitive advantages, Sulcus believes that rapid technological changes in the computer industry places greater emphasis on the knowledge and experience of its personnel and their ability to develop, enhance and market new products, than on patent or copyright protection of technology. Because of this, all employees are required to sign nondisclosure agreements at the time of their employment.

        Sulcus has registered in the United States and uses the following trademarks and service marks on its products and services, and considers each to be proprietary: SULCUS(R), LODGEMATE(R), LANmark(R), SQUIRREL(R), LODGISTIX(R), PROWARE(R) and LAWTOMATION(R).

        Sulcus has the exclusive license and assignment of the following trademarks: COMPUSOLV(R), EVIDENCE MASTER(R) and COLLECTION LEDGER(R). Sulcus has applied for, or intends to apply for Federal trademark or service mark registration for HAT...ms(TM), INNMAXX(TM), LANEXEC(TM), HOTELTRIEVE(TM), CIRIS I(TM), SQUIRRELITE(TM), NRG(TM), ONE WORLD ONE SYSTEM(SM), NRG SAVER(SM) and SULCLINK(SM). Additionally, Sulcus has registered or applications are pending for various product names in numerous foreign countries.

PERSONNEL

        As of April 10, 1996, Sulcus employed 408 persons, including 31 executives engaged in management, 63 persons in administration and finance, 104 technical personnel, 51 persons engaged in sales marketing and 159 persons in training and product support. None of Sulcus' employees are subject to collective bargaining agreements. Sulcus believes its relations with its employees to be excellent.

ITEM 2. PROPERTIES

        Sulcus' principal executive, and administrative operations are located at Sulcus Centre, 41 N. Main Street, Greensburg, Pennsylvania 15601, in a facility containing approximately 10,000 square feet. Sulcus leases this building under several leases, with a trust established by Sulcus' principal stockholder and Chairman, Jeffrey S. Ratner, expiring on various dates through September 30, 2001. The annual rental commitment under these leases are $229,111 in 1996, $138,105 in 1997, $85,860 in 1998 and $90,144 in 1999,
$91,947 in 2000, and $91,947 thereafter. The leases renew automatically for additional two-year terms at a minimum rental of 2% over the prior year's amount, unless canceled by either party.

        Lodgistix leases approximately 22,500 square feet of office space in Wichita, Kansas. The approximate monthly costs are $22,900, pursuant to a lease terminating January 31, 1998. Sulcus Hospitality Group, Inc., leases approximately 4,200 square feet of office space in Phoenix, Arizona. The approximate monthly costs are $6,700 under a lease terminating July 31, 1996. Squirrel Systems of Canada, Inc., leases 21,000 square feet in Vancouver, British Columbia, Canada at an approximate monthly cost of $9,400 under a lease terminating on October 31, 2005. Sulcus also leases regional and branch office space under lease arrangements that vary from one year to month-to-month. The total rent expense for these offices was $165,084; $185,251; and $161,700 for the years ending December 31, 1995, 1994, and 1993, respectively.

        In December 1992, the Company purchased an office building located at 420 West Boynton Beach Boulevard, Boynton Beach, Florida. The purchase price was $338,000. The building has approximately 6,200 square feet, of which 742 square feet is under lease which expires at December 1996. The Company utilizes this facility for executive, sales and administrative offices and, upon expiration of the existing lease, will also utilize this 742 square feet for such purposes.

ITEM 3. LEGAL PROCEEDINGS

                           CLASS ACTION LITIGATION

        In April 1994, various individual Sulcus shareholders filed 12 lawsuits in the U.S. District Court for the Western District of Pennsylvania asserting federal securities fraud claims against Sulcus and certain of its officers and directors, and others. On October 11, 1994, these lawsuits were consolidated under the caption "IN RE: SULCUS COMPUTER CORPORATION SECURITIES LITIGATION, II." Among the principal allegations contained in one or more of the lawsuits were the following: the Defendants made materially false and misleading positive public representations, which were included in the Company's quarterly reports, press releases and other documents regarding Sulcus and its operations, management, finances, assets, earnings and future business prospects; Sulcus' financial condition; and that financial statements were false and misleading. The aforesaid adversely affected the integrity of the market for Sulcus common stock and artificially inflated or maintained the price of Sulcus common stock. The complaints sought unspecified damages for the decline in the value of the Company's stock together with Plaintiff's costs and expenses.

        On December 27, 1995, the parties entered into a settlement agreement which established a settlement fund of $800,000 in cash and 1,400,000 Sulcus Common Shares with a value of $2,800,000 as of the date of settlement. The cash portion of the settlement will be paid by insurance ($666,000) and the Company ($134,000). At December 31, 1995, the Company recorded a provision of $2,861,118 which, together with amounts previously accrued ($250,000) represents costs which the Company expects to incur in connection with this settlement agreement.

                              SEC INVESTIGATION

        In April 1996, the Company entered into an agreement in principle with the Staff of the Securities and Exchange Commission ("Commission") resolving the previously disclosed investigation of the Company by the Commission. This agreement is subject to approval by the full Commission. Without admitting or denying any wrongdoing, the Company agreed that it would not in the future violate Sections 17(a)(2) and (a)(3) of the Securities Act, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 promulgated thereunder. With respect to certain press releases issued during 1991 and 1992, the proposed Order Instituting Proceedings makes findings against Sulcus under Section 10(b) and Rule 10b-5. The proposed Order Instituting Proceedings does not make findings against Sulcus under Section 10(b) or Rule 10b-5 with regard to accounting practices. In addition, John Picardi, a Sulcus employee and former Chief Financial Officer of Sulcus' Hospitality Group, and Jeffrey Ratner, Sulcus' Chairman, without admitting or denying any wrongdoing, agreed that they would not in the future violate Sections 17(a)(2) and (a)(3) of the Securities Act, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 12b-20, 13a-1, 13a-13 and 13b2-1 promulgated thereunder. There were no fines or other penalties imposed upon the Company or Mr. Ratner. Mr. Picardi agreed not to practice before the Commission as an accountant for a 30 month period.


                              OTHER LITIGATION

        Lodgistix is the Plaintiff in an action presently pending before the United States District Court for the District of Kansas against Total Technical Services (TTS). Lodgistix is claiming damages in the amount of $796,000 arising from a breach by TTS of an equipment maintenance service agreement entered into between the parties. TTS has filed a counterclaim against Lodgistix in the amount of $800,000. Lodgistix denies that they breached the equipment maintenance service agreement or that they charged the Defendant for services beyond the scope of the aforesaid Agreement. It is the opinion of Lodgistix's counsel, David L. Nelson,

Esquire, Wichita, Kansas, that the counterclaim as filed against Lodgistix by TTS is without merit and the probability of any liability to the Company is remote. The efforts of Lodgistix to pursue its claim have been stayed because of a Chapter 11 bankruptcy filing by the Defendant.

                                  ---------

        Sulcus and Jeffrey S. Ratner were Defendants in an action filed in June 1994, in the Superior Court of Fulton County of the State of Georgia by Raymond
D. Schoenbaum, Theodore J. Munchak, and Nathan I. Lipson. Plaintiffs had alleged that Sulcus and Mr. Ratner made fraudulent misrepresentations and that Sulcus and Mr. Ratner breached the Stock Purchase Agreement entered into between Sulcus and Squirrel Companies, Inc., in March 1992, by failing to make certain payments of stock regarding the earn-out provision of the Agreement. The plaintiffs sought damages of $5,000,000.

        On March 20, 1996, the Company, Mr. Ratner and the Plaintiffs agreed to resolve this dispute. The Company agreed to deliver 498,488 shares of Sulcus Common Stock having an aggregate value of $1,246,220. These shares will represent the entire earn-out for the years ended December 31, 1992, 1993 and 1994, and, therefore, the Company has cancelled 120,488 shares previously issued and tendered but not accepted by Plaintiffs. The Court dismissed the Plaintiff's claims and Sulcus' counterclaims on March 21, 1996.

                                  ---------

        Sulcus Computer Corporation, NRG Management Systems, Inc., Jeffrey S. Ratner and Frank Morrisroe are Defendants in an action filed in January 1995, in the Fort Bend County Court in Texas, by Walter Lipski, Jr. ("Lipski"), a former executive with the Company's Hospitality Group. Lipski has claimed that Defendants breached the Employment Agreement and Stock Purchase Agreement entered into between the parties and seeks unspecified damages. Defendants believe that there were no breaches and that Mr. Lipski was terminated with cause for failing to fulfill his job duties and responsibilities, failing to achieve financial projections for NRG Management Systems, Inc., misrepresentation of the assets of NRG Management Systems, Inc. and further violations of the employment agreement and Stock Purchase Agreement Mr. Lipski executed as a part of his employment with the Company. Defendants have filed a response to Lipski's complaint. This matter is in its earliest stages and the ultimate outcome cannot be predicted. Based on information collected by the Company from the individual defendants, for the reasons stated above, the Company believes that it has meritorious defenses and intends to vigorously defend the action.

                                  ---------

        Other suits arising in the ordinary course of business are pending against the Company and its subsidiaries. The Company cannot predict the ultimate outcome of these actions or the ones above-described but believes they will not result in a material adverse effect on the Company's consolidated financial position.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

                                   PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

PRICE RANGE OF SECURITIES

        On May 19, 1992, Sulcus Common Stock began trading on the American Stock Exchange under the symbol SUL. Previously on November 19, 1991, Sulcus' securities were included on the NASDAQ National Market System. Sulcus' Common Stock was traded on the over-the-counter market on the National Association of Securities Dealers Automated Quotations ("NASDAQ") National Market System under the symbol SULC.

COMMON STOCK

QUARTER ENDING                                           HIGH           LOW
March 1996                                                2-13/16       1-7/8
June 1996  (through April 10)                             3-1/4         2-9/16

March 1995                                                3-5/8         2
June 1995                                                 3-3/4         2-1/2
September 1995                                            3-9/16        2-5/8
December 1995                                             2-7/16        1-7/8

March 1994                                                8-3/8         5-3/4
June 1994                                                 6             2-11/16
September 1994                                            3-15/16       2-3/4
December 1994                                             3-7/16        2-1/16

March 1993                                                9-1/2         7-1/2
June 1993                                                 8-1/2         6-1/2
September 1993                                            9-7/8         6-5/8
December 1993                                            11-1/8         7-1/2


        On April 10, 1996, the high and low prices for the Common Stock were $3 3/16 and $2 7/8, and respectively.

        As of April 10, 1996, there were approximately 3,290 record holders of Sulcus' Common Stock.

ITEM:  6                 SULCUS COMPUTER CORPORATION
                           Selected Financial Data

     The following table sets forth selected consolidated financial data of the Company for the five years ended December 31, 1991 through 1995. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere herein.

                                           (Thousands, except per share data)

                                                                     Year Ended December 31,
                                                ----------------------------------------------------------------
                                                  1995          1994           1993          1992         1991
                                                  ----          ----           ----          ----         ----
STATEMENT OF OPERATIONS DATA
- ----------------------------

Net sales                                       $44,693        $41,887       $47,346       $35,245       $17,256
Interest income                                   1,291          1,256         1,937         1,385           505
Total revenue                                    45,984         43,143        49,283        36,630        17,761

Cost of revenue                                  18,965         20,588        23,085        15,418         6,153

Selling, general and administrative expenses     22,896         24,388        21,726        14,756         8,091

Research and development                          1,199          1,597         1,878         2,342         1,044

Interest expense                                    598            556           403           242           285

Depreciation and amortization                     1,520          2,158         2,034           960           482

Unrealized and realized (gain) loss on
  investments                                    (1,462)         1,861        ----          ----          ----

Income (loss) before unusual items                2,268         (8,005)          157         2,912         1,706

Unusual items                                     3,434          3,663         3,207        ----          ----

Income taxes                                        203         ----          ----             821           358

Income (loss) before extraordinary item and
  cumulative effect of accounting changes        (1,369)       (11,668)       (3,050)        2,091         1,348

Net income (loss)                               ($1,369)      ($11,668)      ($3,050)       $3,222        $1,692

PER SHARE DATA
- --------------

Income (loss) per share before extraordinary
  item and cumulative effect of accounting
  changes                                        ($0.09)        ($0.84)       ($0.22)        $0.17         $0.21

Net income (loss) per share                      ($0.09)        ($0.84)       ($0.22)        $0.26         $0.26

Weighted average shares used in computing
  net income (loss) per share                    14,720         13,872        14,157        12,446         6,539

HISTORICAL BALANCE SHEET DATA
- -----------------------------

Working capital                                  $5,390         $4,183        $8,643       $10,615        $9,438

Total assets                                    $47,327        $47,869       $58,716       $51,499       $28,531

Long-term obligations                               $27            $86          $364        $1,039        $1,387

Stockholders' equity                            $22,894        $23,087       $33,373       $33,489       $18,316

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


                            1995 AS COMPARED TO 1994

        The significant improvement in 1995 when compared to 1994 is primarily the result of a 7% increase in sales and an improvement in gross margins of 8 percentage points, which together accounted for a $4,428,378 improvement in gross margins, a $1,492,214 reduction in selling, general and administrative expenses and $3,323,408 in portfolio unrealized market changes (from an unrealized loss of $1,861,403 in 1994 to an unrealized gain of $1,462,005 in
1995). During 1995, the Company settled certain shareholder litigation which resulted in provisions of $2,919,333 and wrote-off certain capitalized software development costs totaling $514,694 representing the end of the estimated useful lives of certain systems. Primarily as a result of the above, the Company's net loss in 1995 was ($1,368,956) as compared to a loss of ($11,668,013) in 1994.

        Net sales for the year ended December 31, 1995 were $44,693,302, representing an increase of $2,805,986 (7%) when compared to net sales of $41,887,316 for the same period of 1994. Net system sales for the year ended December 31, 1995 were $27,645,389 as compared to $25,893,783 for the same period of 1994, an increase of $1,751,606 (7%) due primarily to increased sales of the Company's Point of Sale Systems. Support revenues for the year ended December 31, 1995 were $17,047,913 as compared to $15,993,533 for the same period of 1994, an increase of $1,054,380 (7%) due primarily to an increased base of Point of Sale installations. Support revenues are billed and collected in advance for periods of one to twelve months and are recognized as support revenues ratably over the contract period. Sales by offices and distributors of the Company were $35,777,862 (80%) and $8,915,440 (20%), respectively, of net sales for the year ended December 31, 1995 as compared to $31,705,933 (76%) and $10,181,383 (24%) for the comparable 1994 period. The Company previously reported in two industry groups (the Real Estate/Hospitality Group and the Legal Group). The Legal Group is not material (less than 3% of total sales) to the consolidated operations of the Company, accounting for sales of $1,074,202 in 1995 and $1,185,910 in 1994. Therefore, this discussion and analysis is made on the basis of one industry category.

        Cost of goods sold for the year ended December 31, 1995 decreased to $18,965,582 from $20,587,974, a decrease of $1,622,392 (8%) over the comparable
1994 period. As a consequence, cost of goods sold as a percentage of net sales improved for the year ended December 31, 1995 to 42%, as compared to 50% for the same period of 1994. Gross margins of the Company increased to $25,727,720 from $21,299,342, an increase of $4,428,378 (21%) over the year ended December 31, 1994. Cost of system sales for the year ended December 31, 1995 was $14,351,669 (52% of system sales) as compared to $15,078,349 (58% of system sales) for the same period of 1994, a decrease of $726,680 (5%), due primarily to the mix of software and hardware sales and the ability of the Company to control hardware costs. Cost of sales is also lower in 1995 as compared to 1994 because 1994 included amortization of $358,500 related to certain capitalized software development costs written-off in 1994. Cost of support for the year ended December 31, 1995 was $4,613,913 (27% of support revenues) as compared to $5,509,625 (34% of support revenues) for the same period of 1994, a decrease of $895,712 (16%), primarily as the result of the Company's ability to control such costs.

        Selling, general, and administrative expenses decreased in 1995 when compared to 1994. For the year ended December 31, 1995, these expenses were $22,895,996 as compared to $24,388,210 a decrease of $1,492,214 (6%) over the same period of 1994. Selling, general, and administrative expenses as a percentage of net sales decreased to 51% for the year ended December 31, 1995, a 7 percentage point decrease from the year ended December 31, 1994. The reduction in expense is primarily in the areas of bad debts on accounts receivable ($770,000), payroll related costs ($218,000) and travel related expenses ($115,000). Reduction in bad debt expense is the result of changes in Company procedures in extending credit and collections.

        Research and development expense for the year ended December 31, 1995 decreased to $1,198,999 from $1,596,515, a decrease of $397,516 (25%), as compared to the year ended December 31, 1994. Total amounts expended on research and development (including amounts expensed and amounts capitalized) was $2,201,853 and $3,153,403 for the years ended December 31, 1995 and 1994, respectively. Management believes that these reduced expenditures do not negatively impact the Company's competitive position in the marketplace. The Company continuously evaluates the anticipated future sales of the software systems, and concluded, during the fourth quarter of 1995 that certain systems would have only nominal future sales and, therefore, should be written-off. This write-off (recorded in the fourth quarter of 1995) amounted to $514,694 and is reported in the income statement as a separate component of expenses. In 1994, the Company wrote-off $1,820,246 related to capitalized software costs.

        Depreciation and amortization expense for the year ended December 31, 1995 decreased to $1,520,033 from $2,157,857 for the same period of 1994, a decrease of $637,824 (30%). In 1994, the Company wrote-off certain goodwill associated with the Company's Hong Kong and Singapore subsidiaries which resulted in a $344,000 reduction in 1995 goodwill amortization when compared to that of 1994.

        Interest income for the year ended December 31, 1995 was $1,290,691 as compared to $1,255,848 for the same period of 1994, an increase of $34,843 (3%), due primarily to higher average invested balances.

        Interest expense for the year ended December 31, 1995 increased to $597,672 from $556,269 for the same period of 1994, an increase of $41,403 (7%) due to higher outstanding borrowings.

        During 1995, the Company made a provision for the settlement of a shareholder class action suit and increased the estimated cost of the 1993 settlement of a previous shareholder action. On December 27, 1995, the Company settled with the plaintiffs in the action known as "IN RE: SULCUS COMPUTER CORPORATION SECURITIES LITIGATION, II". This settlement provided for a settlement fund of $800,000 in cash and 1,400,000 Sulcus Common Shares having a value of $2,800,000 at the time of settlement. The cash portion of the settlement will be paid by insurance ($666,000) and the Company ($134,000). At December 31, 1995, the Company recorded a provision of $2,861,118 which, together with amounts accrued in 1994, represents costs which the Company expects to incur in connection with this settlement. Additionally, in connection with the conclusion of the 1993 settlement action known as "IN RE:
SULCUS COMPUTER CORPORATION SECURITIES LITIGATION", the Company expects to incur costs of $58,215 in addition to those previously accrued.

        During 1995, the Company recorded tax expense of $202,645, representing an estimate of current and deferred taxes attributable to that year. These taxes are incurred in jurisdictions where loss carryforwards are not available. Due to losses from operations and loss carryforwards, the Company incurred no expense in 1994 and 1993. The Company had a net deferred tax asset amounting to $2,099,753, net of valuation allowances of $10,534,223 at December 31, 1995 and $11,058,609 at December 31, 1994. The valuation allowance was decreased in the year ended December 31, 1995 by $524,386 reflecting the Company's estimate of the valuation allowance necessary to reduce the net deferred tax asset to the net recoverable amount. The realizability of this deferred tax asset is contingent upon a number of factors including the ability of the Company to attain a level of operations that will generate taxable income. Management believes that it is more likely than not that it will generate taxable income sufficient to realize a portion of the tax benefits associated with net operating losses and tax credit carryforwards prior to their expiration. This belief is based upon the Company's view of expected profits in 1996 and the next several years. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a non-cash charge to expense. However, if the Company achieves sufficient profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a non-cash credit to income.


                          1994 AS COMPARED TO 1993

        For the year ended December 31, 1994, the Company reported net loss of ($11,668,013) as compared to a net loss of ($3,050,100) for the year ended December 31, 1993. For the year ended December 31, 1994, the Company's sales and gross margins decreased from those reported in the same period of 1993. Additionally, the 1994 results included a write-off of software development costs ($1,820,246), the write-off of an investment in an unconsolidated subsidiary ($336,703), the write-off of goodwill ($1,256,000) and a provision for litigation settlement ($250,000) as compared to the 1993 write-off of assets ($970,184) and provision for litigation settlement ($2,237,310). Primarily as a result of the above, the Company's net loss in 1994 was ($11,668,013) as compared to ($3,050,100) in 1993.

        Net sales for the year ended December 31, 1994 were $41,887,316, representing a decrease of $5,458,515 or 12% when compared to net sales of $47,345,831 for the same period of 1993. Net system sales for the year ended December 31, 1994 were $25,893,783 as compared to $32,944,045 for the same period of 1993, a decrease of $7,050,262 (21%) due primarily to a sales decline in the Company's Hong Kong subsidiary, decreases of the Company's Property Management Systems domestic sales and the loss in 1993 of a distribution agreement by the Company's Craftech subsidiary in Hong Kong. Support revenues for the year ended December 31, 1994 were $15,993,533 as compared to $14,401,786 for the same period of 1993, an increase of $1,591,747 (11%) due primarily to increased sales of the Company's Point of Sale Systems and increased support provided under a contract with Holiday Inn Worldwide.
Support revenues are billed and collected in advance for periods of one to twelve months and are recognized as support revenues ratably over the contract period. Sales by offices and distributors of the Company were $31,705,933 (76%) and $10,181,383 (24%), respectively, of net sales for the year ended December 31, 1994 as compared to $38,045,473 (80%) and $9,300,358 (20%) for the comparable 1993 period.

        Cost of goods sold for the year ended December 31, 1994 decreased to $20,587,974 from $23,084,752, a decrease of $2,496,778 (11%) over the comparable 1993 period. Cost of goods sold as a percentage of net sales remained relatively constant for the year ended December 31, 1994 at 50%, as compared to 49% for the same period of 1993. As a result, gross margins of the Company decreased to $21,299,342 from $24,261,079, a decrease of $2,961,737 (12%) over the year ended December 31, 1993. Cost of system sales for the year ended December 31, 1994 was $15,078,349 (58% of system sales) as compared to $19,126,487 (58% of system sales) for the same period of 1993, a decrease of $4,048,138 (21%). Cost of support for the year ended December 31, 1994 was $5,509,625 (34% of support revenues) as compared to $3,958,265 (27% of support revenues) for the same period of 1993, an increase of $1,551,360 (39%) primarily as the result of increased costs of fulfilling support contracts for existing and acquired customers in connection with hardware and software systems sold.

        Selling, general, and administrative expenses increased in 1994 when compared to 1993. For the year ended December 31, 1994, these expenses were $24,388,210 as compared to $21,726,463 an increase of $2,661,747 (12%) over the same period of 1993. Selling, general, and administrative expenses as a percentage of net sales increased to 58% for the year ended December 31, 1994, a 12 percentage point increase from the year ended December 31, 1993. This increase in costs occurred primarily in the area of payroll and related costs ($2,346,655), legal, professional and auditing ($497,797) and was partially offset by declines in travel related costs ($391,397).

        Research and development expense for the year ended December 31, 1994 decreased to $1,596,515 from $1,877,628, a decrease of $281,113 (15%) as compared to the year ended December 31, 1993. Total amounts expended on research and development (including amounts expensed and amounts capitalized) was $3,153,403 and $4,346,965 for the years ended December 31, 1994 and 1993, respectively. Management believes that these reduced expenditures do not negatively impact the Company's competitive position in the marketplace. During the third quarter of 1994, the Company wrote-off capitalized software costs of $1,820,246, representing the assessment that certain customer related software would no longer benefit future periods. This write-off is presented in the income statement as a separate component of expenses.

        Depreciation and amortization expense for the year ended December 31, 1994 increased to $2,157,857 from $2,034,144 for the same period of 1993, an increase of $123,713 (6%).

        Interest income for the year ended December 31, 1994 was $1,255,848 as compared to $1,937,314 for the same period of 1993, a decrease of $681,466 (35%), due primarily to lower average invested balances.

        Interest expense for the year ended December 31, 1994 increased to $556,269 from $402,764 for the same period of 1993, an increase of $153,505 (38%) due to higher outstanding borrowings and higher interest rates.

        During 1994 and 1993, the Company did not record a provision for income tax expense, based upon estimates of the impact of losses for tax purposes, changes in deferred tax assets and the availability of loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's liquidity is dependent upon its ability to generate sufficient working capital through profitable operations. Management believes that in order to sustain profitability, it must continue to increase sales and improve productivity related to selling, general and administrative expenses. In order to increase sales, the Company believes that it must increase its distribution channels, introduce additional developed or acquired competitive products in its current market segment.

        Current short-term capital needs will be funded primarily through internal working capital and anticipated operating revenues from new sales, continuing and new support services revenue, and a backlog of orders received and pending. The Company has no significant unused lines of credit at either December 31, 1995 or December 31, 1994. To date, bank credit lines have not been a significant component of the Company's liquidity and capital resources.

        At December 31, 1995, Sulcus' cash and cash equivalents decreased to $1,202,325 from $1,933,895 at December 31, 1994, a decrease of $731,570 (38%).
Since the Company operates in a number of countries, cash and cash equivalents are maintained by the various operating subsidiaries in the local currencies of these countries for the purpose of paying expenses as they are due.

        The Company maintains a portfolio of short-term investments (primarily in the form of preferred stocks) which may be used for the purpose of providing liquidity. At December 31, 1995, the Company's short-term investment portfolio increased to $12,408,075 from $10,324,740 at December 31, 1994, an increase of $2,083,335 (20%). This increase consisted primarily of unrealized appreciation of $1,457,728. These investments are subject to risk, most notably the risk that the market value of these assets will decline as the result of general market fluctuations, increases in interest rates or changes in the underlying operations of the investee. Company policy does not require temporary investments to be investment grade as determined by a nationally recognized statistical rating organization nor does it require that such investments have any additional safety feature such as insurance. Through the first five months of 1995, the Company maintained its investment philosophy of actively buying and selling investments with the objective of generating profits of short-term differences in price ("Trading"). Management sold a portion of these investments in May and June of 1995 and invested the proceeds of these sales in securities which will be held for the generation primarily of dividend and interest income ("Available for Sale"). Additionally, the remaining investments were reclassified in 1995 from Trading to Available for Sale. The Company had borrowings at December 31, 1995, and December 31, 1994, of $6,062,905 and $5,145,753 respectively, on margin against its investments at the brokers internally established floating interest rate which was 8.375% at December 31, 1995.

        At December 31, 1995, accounts receivable decreased to $11,134,576, as compared to $11,639,243 at December 31, 1994, a decrease of $504,667 (4%) primarily due to increased collections on support contracts. The Company's gross accounts receivable includes hardware and software support contracts as well as amounts due on system installations which may take several months to modify and complete. The Company records a provision for amounts which it estimates may ultimately be uncollectible from customers. The allowance for uncollectible accounts remained relatively constant at December 31, 1995, decreasing slightly to $2,581,020 at December 31, 1995 as compared to $2,597,088 at December 31, 1994.

        The Company purchases computer hardware and other equipment from vendors under open accounts payable for the purpose of including these items in systems sold to customers. Hardware and equipment are readily available in the marketplace and therefore it is not necessary for the Company to maintain large quantities of inventories to meet customer needs. Inventories of computers, computer components and computer peripherals increased to $2,573,826 at December 31, 1995 as compared to $2,393,563 at December 31, 1994, an increase of $180,263 (8%). Accounts payable decreased to $4,352,408 at December 31, 1995 as compared to $5,836,482 at December 31, 1994, a decrease of $1,484,074 (25%).

        The Company leases facilities under operating lease agreements of varying terms. Properties and equipment consist primarily of leasehold improvements and equipment used in the conduct of business. Property and equipment, net of accumulated depreciation and amortization, decreased to $2,015,816 at December 31, 1995 from $2,301,263 at December 31, 1994, a decrease of $285,447.

        In addition to borrowings on margin against its investments, the Company has outstanding short and long-term borrowings from various financial institutions. At December 31, 1995, the Company had short-term borrowings (excluding borrowings under margin) of $319,805 as compared to $1,037,242 at December 31, 1994, a decrease of $717,437 (69%). At December 31, 1995, the Company had long-term borrowings (including current and noncurrent portions) of $73,888 as compared to $554,526 at December 31, 1994, a decrease of $480,638 (87%).

        The backlog of hardware and software orders at December 31, 1995 is expected to be filled within one year and amounted to $3,353,000 at December 31, 1995 as compared to $3,264,000 at December 31, 1994.

        The Company's ability to develop and expand its presence in the hospitality industry and expand existing business lines for its other markets depends, in a large part, on the availability of adequate funds. Management believes that anticipated revenues from the operations together with available capital will be sufficient to support the anticipated operating and capital requirements of the Company for at least 12 months. Nonetheless, if technological changes render Sulcus' products uncompetitive or obsolete, or, if the Company incurs operating losses, it may be forced to seek additional financing. There can be no assurance that any financing will be available when needed, or, if available, that it can be obtained on terms satisfactory to the Company.

        Other suits arising in the ordinary course of business are pending against the Company and its subsidiaries. The Company believes that the ultimate outcome of these actions and those described in the paragraphs above will not result in a material adverse effect on the Company's consolidated financial position and liquidity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Consolidated financial statements and the Report of Independent Auditors thereon are listed under Item 14(a) (1) of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On March 20, 1995, and March 22, 1995, the Company filed current reports on Form 8-K with the Securities and Exchange Commission reporting respectively, the resignation of its previous accountants, Ferraro, Krebs & McMurtry, and the engagement of Crowe, Chizek and Company. These reports are incorporated herein by reference.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The directors and executive officers of Sulcus are as follows:

        Name                    Age                     Position
Jeffrey S. Ratner               53      Director and Chairman of the Board
Robert D. Gries                 66      Director (1)
Herbert G. Ratner               88      Director
John W. Ryba                    51      Director, General Counsel and Vice
                                         President, Administration
David H. Adler                  51      Director (1)
Joel B. Nagelmann               54      President and Principal Executive Officer
H. Richard Howie                41      Chief Financial Officer, Principal Accounting Officer and
                                         Treasurer
Delmer C. Gowing III            52      Chief Legal Officer
Margaret Santone                54      Corporate Secretary and Office Manager
William F. McLay                49      Managing Director
Barry Logan                     46      Vice President, General Manager, Restaurant Division of
                                         Sulcus Hospitality Group
Gary Campbell                   53      Vice-President, International Operations, Sulcus Hospitality
                                         Group
Bernhard Mantel                 42      Vice President, Operations, Sulcus
                                         Hospitality Group EMEA, AG
Jappe Kjaer                     40      President, Sulcus Scandinavia A/S
Thomas Caudill                  53      Vice President, General Manager, Lodging Division of Sulcus
                                         Hospitality Group
Gerry Lau                       45      Chairman, Sulcus Hospitality Limited


(1) Member of Audit Committee.


        Each director is elected for a period of one year at the Company's annual meeting of Stockholders and serves until his successor is duly elected by the Stockholders. Officers are appointed and serve at the will of the Board of Directors subject in certain cases to the terms of employment agreements.

        JEFFREY S. RATNER is a co-founder of the Company and has served as Chief Executive Officer and Chairman of the Board of Directors since the Company's inception in 1979. In September 1995, Mr. Ratner vacated the Chief Executive Officer position. Since 1975, Mr. Ratner has owned Ratner Real Estate and Ratner Development Corporation and is the Chief Executive Officer and Chairman of the Board of both companies. In 1992, he became Chief Executive Officer and Chairman of the Board of City Rentals, Inc., and is its sole shareholder. These companies purchase, develop, lease and manage commercial and residential real estate. Mr. Ratner does not devote substantial time to these companies.

        ROBERT D. GRIES has been a Director of the Company since 1983. From 1964 through the present, Mr. Gries has been President of the Gries Companies and has been engaged in venture capital financing. From 1966 to 1995 he was Vice President, director and a major shareholder of the Cleveland Browns Football Company, Inc., a professional National Football League team.

        HERBERT G. RATNER was elected as a Director of the Company in October 1988. Until he retired in 1992, Mr. Ratner was the Chairman of the Board and principal shareholder of City Industries, Inc., City Rental, Inc., Supermarket Realty, Inc. and Key Motors, Inc., since founding these companies in 1965. He is also a member of the Board of Directors of Holy Cross Hospital in Florida. Mr. Ratner is the father of Jeffrey S. Ratner.

        JOHN W. RYBA joined the Company in September 1987 as its General Counsel and is presently its General Counsel and Vice President, Administration. Mr. Ryba was elected a director in May 1989. Mr. Ryba was engaged in the private practice of law in Pittsburgh, Pennsylvania, from 1984 until joining the Company. His firm represented computer software and hardware companies.

        DAVID H. ADLER was appointed a Director of the Company in August 1993. Mr. Adler has been Chief Executive Officer and majority shareholder of a group of privately-owned companies since 1985, including the Adler Financial Group, David H. Adler Real Estate Enterprises and PEBECO (Pennsylvania Bedding Incorporated) of Scranton, Pennsylvania, a manufacturer of King Koil and other private labelled mattresses and sleep products.

        JOEL B. NAGELMANN joined the Company in April 1995 as its President. Previously, from March 1994, until joining the Company, he was hired to create and was Vice President and General Manager of Enterprise Information Solutions Group of Amdahl Corporation (AMEX:AMH), which develops and markets computer systems and services. Prior to joining Amdahl Corporation, from 1988 to 1993, he was President of Xerox Services (XCS), a division of Xerox Computer Corporation (NYSE:XEROX). XCS develops and markets specialized software applications domestically and internationally.

        H. RICHARD HOWIE joined the Company in July 1994, as Chief Financial Officer/Vice President-Finance and Treasurer. Previously, from January 1994 to June 1994, he was Chief Financial Officer at Central Blood Bank, Inc. From 1987 to November 1993, he was Vice President Finance and Chief Financial Officer of Stuart Medical, Inc., a nationwide hospital distributor of medical and surgical supplies.

        DELMER C. GOWING III joined the Company in July 1994, as its Chief Legal Officer. He had been a partner at the law firm of Honigman, Miller, Schwartz and Cohn, in their West Palm Beach, Florida office from 1991 to July 1994. From 1989 to 1991, he held the position of Executive Counsel of Finalco Group, Inc., an equipment leasing company. From June 1995 to date, he is a partner at Hertz, Schram & Saretsky in their West Palm Beach office while still serving as Chief Legal Officer of the Company.

        MARGARET SANTONE joined the Company in 1979 as Corporate Secretary and Office Manager. From 1975 to the present, she has also served as the Corporate Secretary of Ratner Development Corporation and Ratner Real Estate. Ms. Santone does not devote substantial time to these companies.

        WILLIAM F. MCLAY joined the Company in 1990 as its Chief Financial Officer until January 1991, when he left to serve as a Financial Advisor to Foster Industries, Inc. through 1992. Mr. McLay rejoined the Company in 1993, as Director of Corporate Planning and Development, later becoming Managing Director. Mr. McLay was Vice-President and Controller of American Equity Corporation from 1984 to 1989. Prior thereto, from 1976 to 1984, he served as Controller and Treasurer of Woodings-Verona Tool Works, Inc., a subsidiary of The Budd Company (formerly NYSE:BF).

        BARRY LOGAN was promoted to Vice President, General Manager-Restaurant Division of Sulcus Hospitality Group in 1994. He joined the Company as Vice President of Research and Development of Squirrel at the time of its acquisition by the Company in March 1992. Prior thereto, he was responsible for the evolution of the Squirrel product line from its inception in 1984. Prior to joining Squirrel in November 1984, he developed a time sharing system operation and has been involved in a variety of computer-oriented organizations since 1972.

        GARY CAMPBELL joined the Company in November 1993, as President of a then newly formed subsidiary, Revenue Management Systems, Inc. In June 1995, he was appointed Vice President for International Operations of Sulcus Hospitality Group. From 1991 until joining the Company, Mr. Campbell was a founder and President of Revenue Technology Services, Inc., a software company. Before founding Revenue Technology Services, Inc., from 1973, he served as the Director of Business Information Services, a subsidiary of Control Data Corporation.

        BERNHARD MANTEL joined the Company following the acquisition of its subsidiary, Techotel, Inc. in January 1993, as the Managing Director of Techotel, Inc. (now Sulcus Hospitality Group EMEA, A.G.) and Lodgistix (International), AG, a wholly-owned subsidiary of Techotel. From 1983 until joining Sulcus, he founded Techotel, Inc. ("Techotel") and Lodgistix (International), AG and served in the same capacities for each. He also serves as a Director of Techotel's subsidiary Sulcus (U.K.), Ltd. (since its inception in 1987).

        JAPPE KJAER joined the Company in January 1994, as President of the Company's subsidiary, Sulcus Scandinavia A.S. (formerly Lodgistix Scandinavia A.S.), upon its acquisition by Sulcus. Mr. Kjaer founded Lodgistix Scandinavia A.S., a Lodgistix distributor in Norway, Sweden, and Denmark, in 1987, and served as its General Manager.

        THOMAS CAUDILL was promoted to Vice President, General Manager--Lodging Division of Sulcus Hospitality Group in 1994. Previously he had been Vice President Sales-Eastern Region. Prior to joining the Company, from 1986 to 1993, he was a Director of Sales for Covia, a partnership of seven airlines, which developed and marketed the Apollo reservation system.

        GERRY LAU joined the Company on February 1995 as Chairman of Sulcus Hospitality Limited. Prior thereto, Mr. Lau served as a Managing Director of Data General Corporation (NYSE:DGN), from March 1994 until February 1995, as a partner of TASA International (a Swiss consulting firm), from 1993 to March 1994, and as Group Managing Director of Innovest Systems and Services Private Limited, from 1986 to 1993.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the American Stock Exchange. Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

        Based solely on review of the copies of such forms furnished to the Company, or written representation that no other reports were required, the Company believes that during 1995 all Section 16(a) filing requirements applicable to its officers and directors were complied with except for Victor Nightscales, who made one late filing with regard to shares of stock issued to him under the terms of a Stock Purchase Agreement regarding Sulcus' acquisition of Squirrel Companies, Inc.

ITEM 11.  EXECUTIVE COMPENSATION

        The following tables present certain information concerning the cash compensation and stock options provided to the named executive officers during the years ended December 31, 1995, 1994 and 1993. More specific information regarding compensation is provided in the notes accompanying the tables.

        SUMMARY COMPENSATION TABLE

        The following table reflects the total compensation paid during 1995, 1994 and 1993, for services in all capacities to the Company by the Chairman and each of the other four most highly compensated executive officers of the Company during 1995 (the "Named Officers").

                           ANNUAL COMPENSATION                          LONG TERM COMPENSATION
                           -------------------                          ----------------------
                                                                              Awards
                                                                              ------
                                                                              Securities
Name and                                                                      Underlying
Principal                                                    Other Annual     Options/SARs
Position            Year    Salary($)       Bonuses($)      Compensation(s)   (#)
Jeffrey Ratner      1995    350,000           ----              ----            ----
Chairman            1994    313,500           ----              ----            ----
                    1993    325,600           ----              ----            ----

Joel Nagelmann      1995    135,600           33,107            ----            215,579
President           1994    ----              ----              ----            ----
                    1993    ----              ----              ----            ----

H. Richard Howie    1995    120,000           ----              ----            ----
Chief Financial     1994     55,000           ----              ----            30,000
Officer             1993    ----              ----              ----            ----

Frank Morrisroe(1)  1995    146,000           ----              ----            ----
President of        1994    146,000           ----              ----            50,000
Sulcus Hospitality  1993    110,000           ----              ----            ----
Group

William F. McLay    1995    120,000           ----              ----            20,000
Managing            1994     75,000           ----              ----            60,000
Director            1993     24,500           ----              ----            ----

Gary Campbell       1995    120,000            7,200            ----            ----
V.P. of Sulcus      1994    120,000           ----              ----            40,000
Hospitality Group   1993    ----              ----              ----            ----


(1)  Mr. Morrisroe joined Sulcus in February 1991 and resigned in January 1996.


OPTION/SAR GRANTS IN LAST FISCAL YEAR

        The following table summarizes the aggregate amount of shares subject to stock options granted, for the period January 1, 1995, through December 31, 1995, to the Chairman and each of the Named Officers. No gain on these options will be realized by the Named Officers without an increase in the price of Company Common Stock from the date of grant, which will benefit all stockholders proportionately.

                     Individual Grants                                                    Potential Realizable Value
                     -----------------                                                    at Assumed Annual Rates
                                                                                          of Stock Price Appreciation
                     Number of                                                            for Option Individual Grants
                     Securities                 % of Total                                ----------------------------
                     Underlying           Options         Exercise
                     Options/             Granted to      or Base
                     SARS                 Employees in    Price           Expiration
Name                 Granted              1995            ($/Sh)          Date            5%($)(1)           10%($)(1)
- ----                 -------              ------------    ------          ----------      --------           ---------
Jeffrey S. Ratner    0                    0%              ----            ----            ----               ----

Joel Nagelmann       215,579              61%             2.50            01/01/01        138,141            305,255

H. Richard Howie     0                    0%              ----            ----            ----               ----

Frank Morrisroe(1)   0                    0%              ----            ----            ----               ----

Gary Campbell        0                    0%              ----            ----            ----               ----

William McLay        20,000               6%              2.00            01/01/01        11,051             24,420


(1) The calculation of potential realizable values are based on theoretical and arbitrary rates of appreciation in the price of Company Common Stock from the date of grant of five and ten percent for the option terms are mandated by the rules of the United States Securities and Exchange Commission and may or may not accurately reflect or predict the actual values of the stock options.

(2) Mr. Morrisroe joined Sulcus in February 1991 and resigned in January 1996. He exercised options for 60,000 shares in 1995 and options for 20,000 remain to be exercised until April 1996.


AGGREGATED OPTION/SAR EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

        The following table sets forth information concerning the net value realized on the exercise of stock options in 1995 by the Chairman and each of the Named Officers as of December 31, 1995.


                                                               Number of
                                                               Securities
                                                               Underlying                      Value of Unexercised
                                                               Unexercised                     In-the-Money
                                                               Options/SARs                    Options/SARs
                                                               at 12/31/95                     at 12/31/95 ($)(1)

                     Shares Acquired   Value Realized          Exercisable/                    Exercisable/
Name                 on Exercise       ($)                     Unexercisable                   Unexercisable
Jeffrey S. Ratner    0                 0                       200,000/0                       $0/$0

Joel Nagelmann       0                 0                       87,789/127,790                  $0/$0

H. Richard Howie     0                 0                       6,000/24,000                    $0/$0

Frank Morrisroe(2)   60,000            $45,000                 20,000/30,000                   $0/$0

Gary Campbell        0                 0                       16,000/24,000                   $0/$0

William McLay        0                 0                       28,000/52,000                   $500/$2,000


(1) The value of unexercised, in-the-money options is the difference between the exercise price and the fair market value of Company Common Stock at December 31, 1995, which was $2.125.

(2)  Mr. Morrisroe joined Sulcus in February 1991 and resigned in January 1996.


COMPENSATION OF DIRECTORS

        Directors who are not officers or employees of Sulcus ("Outside Directors") are reimbursed for their direct expenses incurred in attending a meeting.

EMPLOYMENT ARRANGEMENTS

        The Company entered into an employment agreement with each of Messrs. Ratner and Ryba in August 1994, and Mr. Gowing in July 1994. Among other things, each agreement provides that if the executives' employment is terminated after a change in control of Sulcus, he may receive, under the agreement, certain benefits including monthly salary payments and acceleration of portions of unexercised stock options. Mr. Ratner may receive twice his then existing salary, benefits and all options granted to him for 36 months if his employment is terminated other than for cause (as defined in the agreement), either voluntarily or involuntarily or due to a change in control. Benefits include insurance, medical and other similar benefits which could otherwise be lost due to termination. Benefits would be substantially reduced if termination for cause occurs. If there is a "change in control" (as defined in the agreement), Mr. Ryba may receive his then existing salary for 12 months. On October 16, 1995, Mr. Gowing's employment agreement was revised reducing his salary, cancelling all 150,000 stock options previously granted and granting 50,000 options at $2.25, one-half exercisable on April 17, 1996, and one-half exercisable on December 31, 1996.

        The agreements provide for an annual salary of $345,000 for Mr. Ratner, and $104,000 for Mr. Ryba. Mr. Gowing received a salary of $15,000 per month until November 1994, $7,500 per month until October 1995 and $1,000 per month thereafter. Mr. Gowing may continue to work on legal matters unrelated to the Company so long as they do not conflict with his Company duties.

        Bernhard Mantel entered into an employment agreement with Techotel and its wholly owned subsidiary Lodgistix (International) AG effective January 1, 1993, the effective date of the Company's acquisition of Techotel, now known as Sulcus Hospitality Group EMEA, A.G. and Sulcus (International) AG, respectively. Mr. Mantel serves as Managing Director (President) of both companies, positions he held previously. The agreement, which expired December 31, 1995, provided for an annual salary of Swiss Francs 110,625 (equivalent to U.S. $86,089 at the exchange rate of 1.1446 as of April 30, 1995). Mr. Mantel can earn incentive compensation based on the consolidated pre-tax earnings of these companies subject to a maximum of $139,100, such compensation to be payable one half in cash and one half in incentive stock options of Sulcus at a price determined by dividing one half of such compensation by the average closing price of Company Common Stock on the first ten trading days of December of the year of the earnings. In 1993, he earned no incentive compensation. In 1994 he earned $30,203 of incentive compensation and received options to purchase 6,749 shares of Common Stock at a price of $2.23 per share under the incentive compensation provisions in the agreement. Either Techotel/Lodgistix or Mr. Mantel may terminate the employment agreement at any time with 14 days written notice, and Lodgistix may terminate immediately with "cause." "Cause" encompasses a breach of the employment agreement by the employee, the conviction of the employee of a felony or the commission by the employee of a fraud against the Company.

        H. Richard Howie joined the Company in July 1994, as Chief Financial Officer pursuant to an employment agreement providing for an annual salary of $120,000. Mr. Howie was granted an option to purchase 30,000 shares of Company Common Stock at a price of $3.375 per share. These options were cancelled and new options of 36,000 shares were granted on March 25, 1996, at a price of $2.43, twenty percent of which were immediately exercisable and the rest vesting over four years at twenty percent per year beginning in March 1997. This employment agreement can be terminated by the Company or Mr. Howie on 14 days notice without cause.

        Joel Nagelmann joined the Company in April 1995, as President of the Company pursuant to an employment agreement providing for an annual salary of $200,000. Mr. Nagelmann is entitled to receive annual bonuses as of December 31 in each year of his employment, commencing in 1995, based upon a percentage of after-tax earnings of from 3% to 5% (depending on total revenues), subject to limits of from $200,000 to $343,200, to be paid one-half in cash and one-half in stock options. These bonus options vest one-half on the date of grant and one-half one year later. Mr. Nagelmann was also granted an option to purchase 200,000 shares of Common Stock of the Company at $2.50 per share vesting over five years at the rate of 20 percent per year beginning April 1996. Mr. Nagelmann may retain all options granted and all other rights for two years if his employment is terminated without cause. See "Certain Relationships and Related Transactions."

        The Company's employment agreements impose non-competition and confidentiality obligations and provide for the assignment to the Company of all rights to any technology developed by the executive during the term of his employment. The Company has or is obtaining "key man" insurance policies in the face amount of $200,000 on the life of Mr. Howie and $500,000 on the life of Mr. Nagelmann under which the Company is, in each case, the beneficiary.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The following persons participated in compensation decisions made during 1995: Jeffrey S. Ratner, John W. Ryba, Herbert G. Ratner, Robert D. Gries, David H. Adler and Gerald J. Voros (who did not stand for re-election at the annual meeting held on August 29, 1995). There are no interlocking relationships, as defined in the regulations of the Securities and Exchange Commission, involving any of these individuals. See "Certain Relationships and Related Transactions" for a description of certain transactions entered into by the Company and Jeffrey S. Ratner.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information as of April 10, 1996, with respect to shares of Common Stock of the Company beneficially owned by each Director and by all officers and Directors as a group, and by persons known to the Company to be beneficial owners of more than 5% of Company Common Stock. As of such date, 14,763,120 shares of Common Stock were outstanding.

DIRECTORS, OFFICERS AND                  NUMBER OF SHARES
5% SHAREHOLDERS                         BENEFICIALLY OWNED           PERCENTAGE OF CLASS
Jeffrey S. Ratner                            1,050,000(1)                    7%
   41 North Main Street
   Greensburg, PA  15601
Robert D. Gries                                 55,000(2)                    *
John W. Ryba                                    58,000(3)                    *
David H. Adler                                  55,500(4)                    *
Herbert Ratner                                  40,500(5)                    *
Joel Nagelmann                                  92,289(6)                    *
H. Richard Howie                                 7,200(7)                    *
Delmer C. Gowing III                            25,000(8)                    *
Frank Morrisroe                                 20,000(9)                    *
William F. McLay                                45,175(10)                   *
Margaret Santone                                 4,020(11)                   *
Barry Logan                                     46,516(12)                   *
Gary Campbell                                   18,750(13)                   *
Bernhard Mantel                                189,708(14)                   1%
Jappe Kjaer                                    128,000(15)                   *
Thomas Caudill                                   8,000(16)                   *
Gerry Lau                                            0                       *

All Directors and executive officers and     1,843,650                       12%
owners of more than 5% as a group.
(17 persons)


(1) 1,000,000 of these shares were transferred in 1993 to an Irrevocable Trust established by Mr. Ratner as Settlor for the benefit of himself, his wife and his children. Mr. Ratner does not have or share investment control but retains voting control with respect to shares of the Company. Trustee is an independent Trustee unaffiliated with Mr. Ratner or any other beneficiary and has the discretionary power to allocate the shares of the Company in the Trust, or any proceeds from the sale of any such shares, in an amount to be determined by the Trustee in its sole discretion. Mr. Ratner disclaims beneficial ownership with respect to any shares held in such Trust which may be allocated by the Trustee for the benefit of any beneficiary of the Trust other than Mr. Ratner. Includes 50,000 shares subject to a currently exercisable option.**


(2) Includes 25,000 shares currently owned of record and 30,000 shares subject to a currently exercisable option.**

(3)  Includes 58,000 shares subject to currently exercisable options.**

(4) Includes 18,000 shares owned of record and 37,500 shares subject to a currently exercisable option.**

(5) Includes 10,500 shares owned of record and 30,000 shares subject to a currently exercisable option.**

(6) Includes 4,500 shares currently owned of record and 87,789 shares subject to a currently exercisable option.**

(7)  Includes 7,200 shares subject to a currently exercisable option.**

(8)  Includes 25,000 shares subject to a currently exercisable option.**

(9)  Includes 20,000 shares subject to a currently exercisable option.**

(10) Includes 13,175 shares currently owned of record and 32,000 shares subject to currently exercisable options.**

(11) Includes 20 shares currently owned of record and 4,000 shares subject to a currently exercisable option.**

(12) Includes 900 shares currently owned of record and 45,616 shares subject to currently exercisable options.**

(13) Includes 2,750 shares currently owned of record and 16,000 shares subject to currently exercisable options.**

(14) Includes 189,708 shares currently owned of record.

(15) Includes 120,000 shares currently owned of record and 8,000 shares subject to a currently exercisable option.**

(16) Includes 8,000 shares subject to a currently exercisable option.**

*    Less than 1% issued and outstanding.

** A currently exercisable option is one which is exercisable within 60 days from the date hereof.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company has agreed, under certain circumstances, to provide loans to Joel Nagelmann, its President, in a gross amount of up to $197,000 for up to three years at the rate of 5% per annum. On October 27, 1995, the Company made a loan in the principal amount of $100,000 at 5% interest. The loan is secured by real estate, proceeds from its sale and other assets. The principal is payable on either October 27, 1996, or upon the sale of a former residence, whichever first occurs.

        In July 1994, the Company loaned Mr. Jappe Kjaer $50,000, pending the registration of the stock of the Company issuable to Mr. Kjaer under the terms of the agreement for the purchase of Lodgistix Scandinavia A/S (now known as Sulcus Scandinavia A/S). Mr. Kjaer was the principal shareholder of Lodgistix Scandinavia A/S and remains its President. The note will be repaid from the proceeds of a sale of Mr. Kjaer's shares of the Company. Prior to the Company's acquisition of Lodgistix Scandinavia A/S, Mr. Kjaer borrowed $20,000 from Lodgistix Scandinavia A/S, all of which remains outstanding. These loans do not bear interest.

        In December 1990, Frank Morrisroe, President of Sulcus Hospitality Group through January 1996, purchased 250,000 shares of Lodgistix's, Inc. Common Stock from Bernhard Mantel, then a European distributor for Lodgistix, Inc., at a price of $0.50 per share for an aggregate of $125,000. Sulcus lent Mr. Morrisroe $101,250 in January 1991 to assist him in the purchase of such shares which was to be repaid over a four-year period with interest at 6% per year. Upon completion of the merger of Lodgistix, Inc., into Sulcus, he received 37,094 shares of Sulcus Common Stock and Class A Warrants to purchase 37,094 additional shares in exchange for his shares of Lodgistix, Inc. These securities were held as collateral for such loans. On January 30, 1996, Mr. Morrisroe repaid all loans in full.

        In September 1993, the Company loaned Mr. Bernhard Mantel $500,000, pending the registration of the stock of the Company issuable to Mr. Mantel under terms of the agreement for the purchase of Techotel. Mr. Mantel was the principal shareholder of Techotel and remains its Managing Director. The note bears no interest and will be repaid from the proceeds of a sale of Mr. Mantel's shares of the Company.

        Sulcus' principal executive, and administrative operations are located at Sulcus Centre, 41 N. Main Street, Greensburg, Pennsylvania 15601, in a facility containing approximately 10,000 square feet. Sulcus leases this building under several leases, with a trust established by Sulcus' principal stockholder and Chairman, Jeffrey S. Ratner, expiring on various dates through September 30, 2001. Rent expense under these agreements was $225,391; $185,251 and $161,700 for the years ended December 31, 1995, 1994 and 1993, respectively. The annual rental commitment under these leases are $229,111 in 1996, $138,105 in 1997, $85,860 in 1998 and $90,144 in 1999, $91,947 in 2000,
and $91,947 thereafter. The leases renew automatically for additional two-year terms at a minimum rental rate of 2% over the prior year's amount, unless canceled by either party.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     1.      FINANCIAL STATEMENTS

                *REPORTS OF INDEPENDENT AUDITORS
                *CONSOLIDATED BALANCE SHEETS - Years Ended December 31, 1995
                 and 1994
                *CONSOLIDATED STATEMENTS OF OPERATIONS - Years ended December
                 31, 1995, 1994 and 1993
                *CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - Years ended
                 December 31, 1995, 1994 and 1993
                *CONSOLIDATED STATEMENTS OF CASH FLOWS - Years ended December
                 31, 1995, 1994 and 1993
                *NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        2.      FINANCIAL STATEMENT SCHEDULES ATTACHED HERETO ARE AS FOLLOWS:

                Schedule VIII - Valuation and Qualifying Accounts

                All other Schedules are omitted since the required information is not present in amount sufficient to require submission of the Schedules, or because the information is included in the Consolidated Financial Statements and Notes thereto.

        3.      EXHIBITS INDEX

        (2)(a) Agreement and Plan of Reorganization between Lodgistix and Sulcus.**
           (a)  (i) Amendment 1. to Agreement and Plan of Reorganization.**
                (ii) Amendment 2. to Agreement and Plan of Reorganization.**
           (b)  Agreement of Merger between Lodgistix and Sulcus.**
           (b)  (i) Amendment 1. to Agreement of Merger.**
           (b)  (ii) Amendment 2. to Agreement of Merger.**
           (c)  (i) Certificate of Merger - Delaware ***
           (c)  (ii) Certificate of Merger - Kansas ***
           (d) Stock Purchase Agreement among Sulcus, Squirrel and shareholders of Squirrel *****
           (e) Stock Purchase Agreement and Plan of Reorganization among Sulcus, NRG and shareholders of NRG *****
           (f) Stock Purchase Agreement among Sulcus, JBA and shareholders of JBA++
           (g) Stock Purchase Agreement among Sulcus, Techotel and shareholders of Techotel******
           (h) Stock Purchase Agreement among Sulcus, Lodgistix Scandinavia and shareholders of Lodgistix Scandinavia*******

        (3)(a)  Articles of Incorporation+
           (b)  Certificate of Amendment to Articles of Incorporation+
           (c)  Form of Proposed Amendments to Articles of Incorporation***
           (d)  By-Laws*

        (4)(a)  Form of Common Stock Certificate+
           (a)  (i) Form of Class A Redeemable Warrant*
           (b)  Form of Underwriter's Warrant*
           (c)  Form of Warrant Agreement*
           (d)  Form of Preferred Stock Certificate***
           (e)  Form of Class B Warrant***
           (f)  Form of Class B Warrant Agreement***

       (10)(a)  Incentive Stock Option Plan, as amended*
           (a)  (i) Form of 1991 Incentive Stock Option Plan***
           (b)  Director's Stock Option Plan*
           (b)  (ii) Form of 1991 Directors Stock Option Plan***
           (c)  Form of Incentive Stock Option Agreement*
           (d)  Form of Directors Stock Option Agreement*
           (e) Exclusive License Agreement between Registrant and Data Source One, Inc., dated May 12, 1988*
           (f) License agreement between Registrant and San Francisco Legal Systems and Christopher N. Visher, dated November 16, 1988*
           (g) Exclusive License Agreement between Registrant and Hugh Haggerty, dated December 23, 1988*
           (h) Management Agreement between Hospitality Management Systems, Inc. and CompuSolv, Inc., dated March 1, 1989*
           (i) Exclusive License Agreement between Hospitality Management Systems, Inc. and CompuSolv, Inc., dated July 14, 1989*
           (j)  Form of Distributor Agreement*
           (k)  Form of Regional Representative Agreement*
           (l)  Form of Reseller Agreement (Software)*
           (m)  Form of Sales Order*
           (n)  Form of Support, Maintenance & Enhancement Agreement*
           (o)  Form of Hardware Service Agreement*
           (p) Software Supplier Agreement between Registrant and Hewlett-Packard Company ("H- P")*
           (q)  Purchase Agreement between Registrant and H-P*
           (r)  H-P Terms and Conditions of Sale*
           (s)  H-P OEM Certification*
           (t)  H-P OEM/VAR Warranty*
           (u)  H-P Software License Terms*
           (v)  H-P Warranty and Installation Terms*
           (w)  H-P OEM Products Subject to Discount*

           (x) Form of Purchase/License Agreement between Hospitality Management Systems, Inc. and Purchaser*
           (y)  Lease for premises at 41 N. Main Street, Greensburg, PA*
           (z)  (i) Employment Agreement with Paul E. Hammar**
                (ii) Employment Agreement with Frank A. Morrisroe**
                (iii) Employment Agreement with Alan Ellenbogen**
                (iv) Employment Agreement with Jeffrey B. Edwards**
                (v) Amendment to Edwards Employment Agreement***
                (vi) Employment Agreement with John Picardi***
                (vii) Amendment to Picardi Employment Agreement***
                (viii) Employment Agreement with Jeffrey S. Ratner ********
                (viii)(a) Amendment to Employment Agreement with Jeffrey S.
                          Ratner*********
                (ix) Employment Agreement with John W. Ryba ********
                (x) Employment Agreement with Delmer C. Gowing, III ********
                (xi) Employment Agreement with H. Richard Howie ********
                (xii) Employment Agreement with George A. Socher ********
                (xiii) Employment Agreement with Joel Nagelmann x

                (aa) Citibank Agreement*
                (bb) Radix Agreement**
                (cc) Agreement with Chi Chi's Restaurants+++
                (dd) Agreement with Canadian Pacific Hotels++++

        (11)    Statement RE: Computation of Per Share Earnings*********
_________________

+ Incorporated by reference to Form S-18 Registration Statement (No. 2-91055-W) of Registrant filed on May 10, 1984.

++ Filed with Amendment No. 1 to Registration Statement 33-48682 filed on June 16, 1992.

+++ Filed with Amendment No. 2 to Registration Statement 33-48682 filed on June 16, 1992.

++++ Filed with Amendment No. 3 to Registration Statement 33-48682 filed on June 16, 1992.

* Incorporated by reference to Form S-1 Registration Statement (No. 33-32469) of Registrant filed on December 7, 1989.

**         Incorporated by reference to Form S-4 Registration Statement (No.
           33-37923) of Registrant filed on November 23, 1990.

*** Incorporated by reference to Form 10-K Annual Report (No. 0-13226) filed on May 15, 1994.

**** Incorporated by reference to Definitive Proxy Statement For 1994 Annual Meeting (File No. 013226), Filed on August 31, 1994.

*****      Incorporated by reference to Form 8-K current report for March 1992.

******     Incorporated by reference to Form 8-K current report for February
           1993.

*******    Incorporated by reference to Form 8-K current report for November
           1993.

******** Incorporated by reference to Form S-1 Registration Statement (No. 33-85244), filed on October 14, 1994.

*********  Incorporated by reference to Amendment No. 1 to Form S-1 Registration
           Statement (No. 33-85244), filed on January 19, 1995.

x   Filed herewith

22.     SUBSIDIARIES OF SULCUS COMPUTER CORPORATION

        Sulcus Investment Corporation                   Delaware

        Sulcus Law Management Services, Inc.            Maryland

        Keystone Credit Corporation                     Pennsylvania

        Sulcus Hospitality Group, Inc.                  Pennsylvania

        Radix Systems, Inc.                             Pennsylvania

        Lodgistix, Inc.                                 Delaware

        Sulcus (Australia) Pty. Ltd.                    Australia

        Squirrel Companies, Inc.                        Georgia

        Squirrel Companies of Canada, Ltd.              Canada

        NRG Management Systems, Inc.                    Texas

        Sulcus Hospitality Limited                      Hong Kong

        Sulcus Singapore, Pte. Ltd.                     Singapore

        Sulcus (Malaysia) SDN BHD                       Malaysia

        Sulcus Hospitality Group EMEA, AG               Switzerland
         Sulcus (International) AG                      Switzerland
         Sulcus Hospitality (U.K.) Ltd.                 United Kingdom

        Sulcus Scandinavia, A.S.                        Scandinavia

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greensburg, Commonwealth of Pennsylvania, on March 27, 1996.

                                        SULCUS COMPUTER CORPORATION

                                        By:  /s/ Joel Nagelmann
                                            -----------------------------------
                                                  Joel Nagelmann
                                                  President and Principal
                                                  Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1996.

        Signature and Title                                  Date
        -------------------                                  ----

 /s/ Jeffrey S. Ratner                                  March 27, 1996
- -----------------------------------                   ------------------
Jeffrey S. Ratner
Chairman of the Board and Director


/s/ John W. Ryba                                        March 27, 1996
- -----------------------------------                   ------------------
John W. Ryba,
General Counsel and Director


/s/ Robert D. Gries                                     March 27, 1996
- -----------------------------------                   ------------------
Robert D. Gries, Director


/s/ Herbert G. Ratner                                   March 27, 1996
- -----------------------------------                   ------------------
Herbert G. Ratner, Director


/s/ David Adler                                         March 27, 1996
- -----------------------------------                   ------------------
David Adler, Director


/s/ Joel Nagelmann                                      March 27, 1996
- -----------------------------------                   ------------------
Joel Nagelmann, President and
Principal Executive Officer


/s/ H. Richard Howie                                    March 27, 1996
- -----------------------------------                   ------------------
H. Richard Howie, Chief Financial
Officer and Chief Accounting Officer

                                    [LOGO]
                                 CROWE CHIZEK


                        REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Sulcus Computer Corporation


We have audited the accompanying consolidated balance sheet of Sulcus Computer Corporation as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Sulcus Computer Corporation as of December 31, 1993 and the year then ended were audited by other auditors whose report dated May 13, 1994, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1995 and 1994 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sulcus Computer Corporation as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the Company adopted the provisions of a new accounting pronouncement, Statement of Financial Accounting Standards No. 115, effective January 1, 1994.

Our audits referred to above also included the financial schedule listed in answer to item 14(a)(2). In our opinion, such financial schedule presents fairly the information required to be set forth therein.


                                              /s/  CROWE, CHIZEK AND COMPANY LLP
                                              ----------------------------------
                                                CROWE, CHIZEK AND COMPANY LLP

Columbus, Ohio
March 1, 1996, except for Note 2,
as to which the date is March 21, 1996
and Note 20, as to which the date is
April 10, 1996

                        REPORT OF INDEPENDENT AUDITORS

May 13, 1994

The Board of Directors and Shareholders
Sulcus Computer Corporation


We have audited the consolidated balance sheet of Sulcus Computer
Corporation as of December 31, 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements present fairly, in all material respects, the financial position of Sulcus Computer Corporation at December 31, 1993, and the consolidated results of their operations and cash flows for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

Our audit referred to above also included the financial schedules listed in answer to item 14(a)(2). In our opinion, such financial schedules present fairly the information required to be set forth therein.


                                                /s/ FERRARO + MCMURTRY
                                                --------------------------
                                                    Ferraro + McMurtry

Pittsburgh, Pennsylvania

                         SULCUS COMPUTER CORPORATION
                         CONSOLIDATED BALANCE SHEETS


                                                              ASSETS
                                                                                      December 31,                 December 31,
                                                                                          1995                         1994
                                                                                      ------------                 ------------
Current Assets
    Cash and cash equivalents                                                           $1,202,325                   $1,933,895
    Short-term investments (at market)                                                  12,408,075                   10,324,740
    Restricted cash                                                                        550,000                      500,000
    Accounts receivable, net of allowance of $2,581,020
       and $2,597,088 in 1995 and 1994, respectively                                    11,134,576                   11,639,243
    Inventories                                                                          2,573,826                    2,393,563
    Deferred taxes                                                                         165,557                      758,472
    Other current assets                                                                 1,761,465                    1,330,240
                                                                                      ------------                 ------------
    Total current assets                                                                29,795,824                   28,880,153


Purchased and capitalized software, net of accumulated amortization
    of $7,992,031 and $6,131,665 in 1995 and 1994, respectively                          4,941,695                    6,790,945

Property and equipment, net of accumulated depreciation of $4,247,168
    and $3,378,817 in 1995 and 1994, respectively                                        2,015,816                    2,301,263

Goodwill, net of accumulated amortization of $2,672,714
    and $1,987,996 in 1995 and 1994, respectively                                        7,826,683                    7,726,119
Deferred taxes                                                                           1,934,196                    1,341,281
Other noncurrent assets                                                                    812,564                      829,722
                                                                                      ------------                 ------------
Total Assets                                                                           $47,326,778                  $47,869,483
                                                                                      ============                 ============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Short term borrowings                                                               $6,382,710                   $6,182,995
    Current portion of long-term debt                                                       46,713                      468,990
    Accounts payable                                                                     4,352,408                    5,836,482
    Shareholder litigation liability                                                     3,108,097                      439,780
    Deferred revenues                                                                    6,195,289                    6,922,281
    Customer deposits                                                                    1,311,408                    1,896,886
    Other accrued liabilities                                                            3,008,892                    2,949,837
                                                                                      ------------                 ------------
    Total current liabilities                                                           24,405,517                   24,697,251



Long-term debt, net of current portion                                                      27,175                       85,536

Commitments and contingencies



Stockholders' equity
    Common stock, no par value; 30,700,000 shares
       authorized (14,227,629 and 14,417,744 shares
       issued in 1995 and 1994, respectively)                                           38,016,248                   37,081,413
    Note receivable from stockholder                                                      (500,000)                    (500,000)
    Retained earnings (deficit)                                                        (14,747,712)                 (13,378,756)
    Foreign currency adjustment                                                            (60,832)                    (115,961)
    Cumulative unrealized gain on investments available for sale                           186,382                      ----
                                                                                      ------------                 ------------
Total Stockholders' Equity                                                              22,894,086                   23,086,696
                                                                                      ------------                 ------------
Total Liabilities and Stockholders' Equity                                             $47,326,778                  $47,869,483
                                                                                      ============                 ============

             See notes to the consolidated financial statements.

                         SULCUS COMPUTER CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         Years Ended December 31,
                                                                            -----------------------------------------------------
                                                                               1995                 1994                 1993
                                                                            -----------         ------------          -----------
Net revenue:
    System sales                                                            $27,645,389          $25,893,783          $32,944,045
    Support revenue                                                          17,047,913           15,993,533           14,401,786
    Interest income and other                                                 1,290,691            1,255,848            1,937,314
                                                                            -----------         ------------          -----------
        Total revenue                                                        45,983,993           43,143,164           49,283,145
                                                                            -----------         ------------          -----------


Cost of goods sold and services provided:
    Systems                                                                  14,351,669           15,078,349           19,126,487
    Support services                                                          4,613,913            5,509,625            3,958,265
                                                                            -----------         ------------          -----------
        Total cost of sales and services provided                            18,965,582           20,587,974           23,084,752


Expenses:
    Selling, general, and administrative                                     22,895,996           24,388,210           21,726,463
    Research and development (net of capitalized
        software of $1,002,854, $1,556,888 and
        $2,469,337 for 1995, 1994 and 1993,
        respectively)                                                         1,198,999            1,596,515            1,877,628
    Interest                                                                    597,672              556,269              402,764
    Depreciation and amortization                                             1,520,033            2,157,857            2,034,144
    Unrealized and realized (gains) losses on short-term investments         (1,462,005)           1,861,403              ----
                                                                            -----------         ------------          -----------
        Total expenses before unusual items                                  24,750,695           30,560,254           26,040,999
                                                                            -----------         ------------          -----------

                                                                              2,267,716           (8,005,064)             157,394
    Unusual items:
        Write-off of assets                                                     514,694            2,156,949              970,184
        Write-off of goodwill                                                  ----                1,256,000              ----
        Provision for litigation settlement                                   2,919,333              250,000            2,237,310
                                                                            -----------         ------------          -----------
           Total unusual items                                                3,434,027            3,662,949            3,207,494
                                                                            -----------         ------------          -----------


Income (loss) before income taxes                                            (1,166,311)         (11,668,013)          (3,050,100)
Income taxes                                                                    202,645              ----                 ----
                                                                            -----------         ------------          -----------
        Net income (loss)                                                   ($1,368,956)        ($11,668,013)         ($3,050,100)
                                                                            ===========         ============          ===========

Earnings (loss) per share                                                        ($0.09)              ($0.84)              ($0.22)
                                                                                 ======               ======               ======

Weighted average number of common shares                                     14,720,327           13,872,298           14,157,335
                                                                             ==========           ==========           ==========

             See notes to the consolidated financial statements.

                          SULCUS COMPUTER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Years Ended December 31,
                                                                  ------------------------------------------------
                                                                      1995              1994               1993
                                                                  ------------      -------------      ------------
Cash flows from operating activities:
  Net income (loss)                                               ($1,368,956)      ($11,668,013)      ($3,050,100)
  Adjustments to reconcile net income (loss)
   to net cash from operating activities:
    Depreciation                                                      835,315          1,147,171           944,318
    Amortization of capitalized software                            2,447,296          2,388,804         2,078,614
    Amortization of goodwill                                          684,718          1,010,686         1,089,826
    Provision for doubtful accounts                                   573,130          1,343,489         1,253,002
    Inventory obsolescence                                               ----               ----           143,839
    Loss on write-off of assets                                       514,694          1,820,246           970,184
    Write-off of goodwill                                                ----          1,256,000              ----
    Unrealized and realized (gain) loss on investments             (1,462,005)         1,861,403              ----
    Deferred income taxes                                                ----               ----           (32,172)
    (Purchases) sales of trading securities                          (851,874)         2,247,706              ----
    Change in assets and liabilities, net of
     effects from acquisitions:
      Restricted cash                                                 (50,000)              ----           540,716
      Accounts receivable                                             (68,464)          (425,916)       (4,555,575)
      Insurance receivable                                               ----            900,000          (900,000)
      Inventory                                                      (180,263)          (199,887)       (1,070,188)
      Other current assets                                            249,317           (197,610)         (235,065)
      Other assets                                                   (235,209)           295,344          (472,941)
      Accounts payable                                             (1,484,074)           558,159         1,157,320
      Deferred revenues                                              (726,992)           468,406           (14,842)
      Shareholder litigation liability                              2,668,317           (585,220)        2,650,000
      Customer deposits                                              (585,478)           964,508        (1,448,459)
      Accrued liabilities                                             166,452            200,837          (130,490)
                                                                  -----------       ------------       -----------
      Total adjustments                                             2,494,880         15,054,126         1,968,087
                                                                  -----------       ------------       -----------
Net cash provided by (used in) operating activities                 1,125,924          3,386,113        (1,082,013)
                                                                  -----------       ------------       -----------

Cash flows from investing activities:
  Purchases of short-term investments                                    ----               ----        (1,009,476)
  Purchases of available for sale securities                       (4,341,433)              ----              ----
  Proceeds from sales of available for sale securities              4,758,359               ----              ----
  Investment in sales-type leases                                    (617,712)          (400,841)          (71,211)
  Payments received on sales-type leases                              189,537            250,056           853,371
  Purchase of subsidiaries, net of cash used                             ----               ----           143,423
  Capital expenditures                                               (660,444)          (571,455)         (596,213)
  Software development capitalized                                 (1,002,854)        (1,556,888)       (2,469,337)
                                                                  -----------       ------------       -----------
Net cash used in investing activities                              (1,674,547)        (2,279,128)       (3,149,443)
                                                                  -----------       ------------       -----------

Cash flows from financing activities:
  Short term borrowings                                               199,715            295,095         4,057,997
  Principal payments on long-term debt                               (480,638)          (837,036)         (429,956)
  Payments under capital lease obligations                               ----               ----           (24,022)
  Proceeds from stock options exercised                                42,847            271,916         1,458,884
  Issuance of stock and puts, net of costs                               ----               ----            25,045
  Note receivable from shareholder                                       ----               ----          (500,000)
                                                                  -----------       ------------       -----------
Net cash provided by (used in) financing activities                  (238,076)          (270,025)        4,587,948
                                                                  -----------       ------------       -----------
Cumulative translation adjustment                                      55,129           (113,887)           86,117
                                                                  -----------       ------------       -----------
Net increase (decrease) in cash
 and cash equivalents                                                (731,570)           723,073           442,609

Cash and cash equivalents at beginning of year                      1,933,895          1,210,822           768,213
                                                                  -----------       ------------       -----------
Cash and cash equivalents at end of year                           $1,202,325         $1,933,895        $1,210,822
                                                                  -----------       ------------       -----------

              See notes to the consolidated financial statements.

                          SULCUS COMPUTER CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 Years Ended December 31, 1995, 1994, and 1993

                                                                                         Cumulative
                                                                                         Unrealized
                                                                                           Gain On        Note
                                                              Retained       Foreign     Investments   Receivable        Stock-
                                              Common          Earnings       Currency     Available       From          holders'
                                               Stock          (Deficit)     Adjustment     For Sale    Stockholder       Equity
                                            -----------     ------------    ----------     --------     ---------     ------------
Balance, January 1, 1993                    $32,237,950       $1,339,357      ($88,191)    $   ----     $    ----      $33,489,116

  Net redemption of value of puts
   expired and outstanding                      375,000             ----          ----         ----          ----          375,000
  Stock options exercised                     1,458,884             ----          ----         ----          ----        1,458,884
  Issuance of puts                               25,045             ----          ----         ----          ----           25,045
  Issuance of stock, acquisition
   of company and contingent earnouts         1,488,541             ----          ----         ----          ----        1,488,541
  Cumulative translation adjustment                ----             ----        86,117         ----          ----           86,117
  Note receivable from stockholder                 ----             ----          ----         ----      (500,000)        (500,000)
  Net loss                                         ----       (3,050,100)         ----         ----          ----       (3,050,100)
                                            -----------     ------------     ---------     --------     ---------     ------------
Balance, December 31, 1993                   35,585,420       (1,710,743)       (2,074)           0      (500,000)      33,372,603

  Stock options exercised                       271,916             ----          ----         ----          ----          271,916
  Issuance of stock, contingent earnouts
   on acquisitions of companies                 511,077             ----          ----         ----          ----          511,077
  Cumulative translation adjustment                ----             ----      (113,887)        ----          ----         (113,887)
  Issuance of stock, shareholder litigation   1,625,000             ----          ----         ----          ----        1,625,000
  Cancellation of shares previously issued
   as contingent earnout related
   to acquisition                              (912,000)            ----          ----         ----          ----         (912,000)
  Net loss                                         ----      (11,668,013)         ----         ----          ----      (11,668,013)
                                            -----------     ------------     ---------     --------     ---------     ------------
Balance, December 31, 1994                   37,081,413      (13,378,756)     (115,961)           0      (500,000)      23,086,696

  Stock options exercised                        42,847             ----          ----         ----          ----           42,847
  Issuance of stock, contingent earnouts on
   acquisitions of companies                    784,592             ----          ----         ----          ----          784,592
  Cumulative translation adjustment                ----             ----        55,129         ----          ----           55,129
  Cumulative unrealized gain on investments
   available for sale                              ----             ----          ----      186,382          ----          186,382
  Issuance of stock to consultants               12,000             ----          ----         ----          ----           12,000
  Issuance of stock as settlement of
   previously recorded liabilities               95,396             ----          ----         ----          ----           95,396
  Net loss                                         ----       (1,368,956)         ----         ----          ----       (1,368,956)
                                            -----------     ------------     ---------     --------     ---------     ------------
Balance, December 31, 1995                  $38,016,248     ($14,747,712)     ($60,832)    $186,382     ($500,000)     $22,894,086
                                            ===========     ============     =========     ========     =========     ============

              See notes to the consolidated financial statements.

                          SULCUS COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1995, 1994, And 1993


NOTE 1.  LINE OF BUSINESS

        Sulcus Computer Corporation (the Company) develops, installs, and markets turnkey computer systems with specific software through its subsidiaries. The Company also markets support services in conjunction with the placement of software systems and provides trade credit to its customers.

NOTE 2.  LEGAL PROCEEDINGS AND LITIGATION SETTLEMENTS

        In April 1994, various individual Sulcus shareholders filed 12 lawsuits in the U.S. District Court for the Western District of Pennsylvania asserting federal securities fraud claims against Sulcus and certain officers, directors and others. These lawsuits were consolidated under the caption "IN RE: SULCUS COMPUTER CORPORATION SECURITIES LITIGATION,II."

        On December 27, 1995, the parties entered into a settlement agreement (which was approved on a preliminary basis by the Court on February 23, 1996) which established a settlement fund of $800,000 in cash and 1,400,000 Sulcus Common Shares with a value of $2,800,000. The cash portion of the settlement will be paid by insurance ($666,000) and the Company ($134,000). At December 31, 1995, the Company recorded a provision of $2,861,118 which, together with amounts accrued in 1994, represents costs which the Company expects to incur in connection with this agreement.

                                ____________


        Sulcus and certain of its officers, directors and a former director had been named as defendants in six class action Complaints designated by the Court as IN RE: SULCUS COMPUTER CORPORATION SECURITIES LITIGATION. In December 1993, the parties entered into a settlement agreement which established a settlement fund of $600,000 in cash and 250,000 Sulcus Common Shares with a value of $1,625,000. The Company has also agreed to pay up to $75,000 of expenses for administering the settlement. The cash portion of the settlement was covered entirely by insurance, which was received and distributed in June, 1994.

        On September 16, 1994, the court formally approved the settlement agreement and the number of shares to be issued were increased to 530,612, effective October 16, 1994. These shares were reflected as issued and outstanding at December 31, 1994.

                                ____________


        Sulcus and Jeffrey S. Ratner were defendants in an action filed in June 1994, in the Superior Court of Fulton County of the State of Georgia by Raymond
D. Schoenbaum, Theodore J. Munchak, and Nathan I. Lipson. The action alleged that Sulcus and Mr. Ratner made fraudulent misrepresentations and that Sulcus and Mr. Ratner have breached the Stock Purchase Agreement entered into between Sulcus and Squirrel Companies, Inc., in March 1992, by failing to make certain payments of stock.

        On March 20, 1996, the Company, Mr. Ratner and the Plaintiffs agreed to resolve this dispute. Under the terms of this agreement, the Company agreed to deliver 498,488 shares of Sulcus Common Shares. These shares will represent the entire earn-out for the years ended December 31, 1992, 1993 and 1994 and, therefore, the Company will cancel 120,488 shares previously issued. At December 31, 1995, the Company recorded an increase in goodwill and capital stock in the amount of $391,193 to reflect this settlement. On March 21, 1996, the court dismissed the claims and counterclaims.

                                ____________


        Other suits arising in the ordinary course of business are pending against the Company and its subsidiaries. The Company believes that the ultimate outcome of these actions and those described above will not result in a material adverse effect on the Company's consolidated financial position.

Note 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        USE OF ESTIMATES
        The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including contingencies, as well as the reported amounts of revenues and expenses during the financial statement period. Actual results could differ from those estimates. Examples of significant estimates include the collectability of receivables, the future benefit of capitalized computer software costs, lives assigned to goodwill, the net recoverability of deferred tax assets and contingencies relating to sales-type financed leases. These estimates are particularly susceptible to material changes in the near term.

        PRINCIPLES OF CONSOLIDATION
        The consolidated financial statements include the accounts of Sulcus Computer Corporation and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Investments in 50% or less owned affiliates over which the Company has the ability to exercise significant influence are accounted for using the equity method.

        CASH AND CASH EQUIVALENTS
        The Company considers as cash and cash equivalents certificates of deposit and commercial paper with original maturities of less than three months which consists of deposits in commercial banks in the U.S. and abroad. The Company limits the amount of money placed in any one bank in order to reduce credit risk.

        SHORT-TERM INVESTMENTS
        During 1995, the Company changed its investment philosophy and consequently bought and sold certain investments to realign its investment portfolio. From January 1, 1994 (effective date of current accounting standards) through June 5, 1995, the Company actively bought and sold investments in corporate preferred stocks and mutual funds consisting primarily of corporate and U.S. government securities with the objective of generating profits on short-term differences in price, and accordingly, classified its investments as "Trading Securities" whereby they were carried at market with unrealized gains or losses reflected in current earnings. During the second quarter of 1995, the Company restructured its investments in short-term marketable securities and changed its investment philosophy to one of holding securities for the generation primarily of dividend and interest income. As a result, investments and changes in the market value of the investments arising subsequent to this change (June 5, 1995) are accounted for as "Available for Sale". This accounting treatment will mean that investments are carried at market value with unrealized gains and losses on investments treated as a component of Stockholders' Equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statement of operations.

        Prior to the effective date of current accounting standards (prior to January 1, 1994), the Company's short-term investments were carried at the lower of cost or market. The cumulative effect of adopting the new accounting standards (Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities") was not material and accordingly, no cumulative effect of accounting change was reported.

        RESTRICTED CASH

        The restricted cash at December 31, 1995, represents cash collateral for a deposit received on a significant contract in December 1995. As security for product delivery and for the deposit received under the contract, the Company issued a letter of credit of $550,000, which expires on December 31, 1996. At the customer's direction, upon the delivery of systems, a draw down is permitted at the rate of 25% of the value of the equipment delivered. As of February 29, 1996, approximately $172,000 of restricted cash was released for general purposes. The restricted cash at December 31, 1994, represents a customer deposit received on a significant contract which was held in escrow with a financial institution. As security for performance and the advances received under the contract, the Company issued a letter of credit, as amended, of $500,000. The $500,000 remaining in restricted cash at December 31, 1994 was offset by customer deposits in the same amount. In January 1995, the Company had fulfilled substantially all obligations under this contract and the cash was released for general purposes and the letter of credit expired.

        INVENTORIES
        Inventories consist substantially of software and hardware products in finished form and are valued at the lower of cost or market. Cost is determined by the specific identification method. Market is net realizable value.

        SOFTWARE DEVELOPMENT
        Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs. Software development costs incurred after establishing technological feasibility, together with purchased software, are capitalized. Amortization of software development costs is provided for when the product is available for general release to customers over the greater of the amount computed using the remaining estimated economic life of the product or the ratio that current gross revenues for a product bear to the total of current and anticipated revenues for that product. The products are generally being amortized over 3 to 5 years.

        PROPERTY AND EQUIPMENT
        Property and equipment is comprised of office furniture, fixtures, service equipment, leasehold improvements, and land and building and are recorded at cost. Depreciation is based upon the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to expense as incurred.

        GOODWILL
        Goodwill, which represents the excess of the cost of purchased companies over the fair value of their net assets at the date of acquisition, is being amortized on a straight-line basis over lives ranging from 10 to 20 years. The Company annually evaluates the carrying value of goodwill based on current operating results and forecasts of the specific businesses acquired.

        INCOME TAXES
        Income tax expense includes U.S. and international income taxes. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of the difference is reported as deferred income taxes and these amounts are adjusted to reflect tax rates that will be in effect in the years in which these differences are expected to reverse. A valuation allowance is provided to reduce deferred tax assets to an amount more likely than not to be realized. Non-U.S. subsidiaries compute taxes in effect in the various countries. Earnings of these subsidiaries may also be subject to additional income and withholding taxes when they are distributed as dividends. Undistributed earnings of non-U.S. subsidiaries are not material.

        REVENUE RECOGNITION
        The Company recognizes revenue on sales of systems including software and hardware upon delivery or installation and when all obligations of the respective contract have been fulfilled. Support services revenue are billed in advance and recorded as deferred revenue and recognized as income ratably over the service period of the Software Support and Hardware Maintenance Agreement.

        TRANSLATION ON NON-U.S. CURRENCY AMOUNTS
        For non-U.S. subsidiaries which operate in a local currency environment, assets and liabilities are translated to U.S. dollars at the current exchange rates at the balance sheet date. Income and expense items are translated at average rates of exchange prevailing during the year. Translation adjustments are accumulated in a separate component of stockholders' equity.

        EARNINGS (LOSS) PER SHARE
        Primary earnings (loss) per share is computed based on the number of common shares outstanding, adjusted for the assumed conversion of shares available upon the exercise of dilutive options, after the assumed repurchase of common shares with the related proceeds. Fully diluted earnings (loss) per share is not presented as it is either anti-dilutive or not different from primary earnings (loss) per share.

        RECLASSIFICATION
        Certain prior year amounts have been reclassified to conform with current year reporting practices.

NOTE 4.  SHORT-TERM INVESTMENTS

        Securities available for sale at December 31, 1995 are summarized as follows:

                                               Gross Unrealized
                                               ----------------       Market
                                     Cost        Gains    Losses       Value
                                     ----        -----    ------       -----
U.S. Government Securities
 maturing between 1 and 5 years  $   515,470   $     --   $ 3,435    $   512,035
Mutual Funds                       1,557,016         --    33,726      1,523,290
Preferred Stocks                  10,149,207    223,543        --     10,372,750
                                 -----------   --------   -------    -----------
                                 $12,221,693   $223,543   $37,161    $12,408,075
                                 ===========   ========   =======    ===========


        Trading securities at December 31, 1994 are summarized as follows:

                                                Unrealized            Market
                                 Cost           Gain/(Loss)            Value
                             -----------        -----------         -----------
Mutual Funds                 $ 2,362,393          ($387,188)        $ 1,975,205
Preferred Stocks               9,610,155         (1,260,620)          8,349,535
                             -----------        -----------         -----------
                             $11,972,548        ($1,647,808)        $10,324,740
                             ===========        ===========         ===========

        Effective June 5, 1995, the Company restructured its investments as short-term marketable securities and changed its investment philosophy to one of holding securities for the generation of dividend and interest income. As a result, investments and changes in market value of the investments arising subsequent to this date are accounted for as "Available for Sale". At June 5, 1995, the market value of the securities was below cost by $185,803.

        Proceeds, realized gains and realized losses from the sales of securities classified as available for sale for the year ended December 31, 1995 were $4,758,359, $130,000 and $2,441, respectively. Proceeds, realized gains and realized losses from the sales of securities classified as trading securities for the year ended December 31, 1995 were $2,190,926, $76,211 and $13,112, respectively. Unrealized gains on trading securities amounted to $1,271,347 through June 5, 1995.

NOTE 5.  PURCHASED AND CAPITALIZED SOFTWARE

        Purchased and capitalized software consists of the following:

                                                  December 31,    December 31,
                                                     1995            1994
                                                  ------------    ------------
Purchased software                                $7,006,270      $7,186,171
Capitalized software                               5,927,456       5,736,439
Accumulated amortization                          (7,992,031)     (6,131,665)
                                                  ----------      ----------
Net purchased and capitalized software            $4,941,695      $6,790,945
                                                  ==========      ==========

        The Company capitalized software development costs of $1,002,854, $1,556,888 and $2,469,337 during the years ended December 31, 1995, 1994 and 1993, respectively. Amortization for the years ended December 31, 1995, 1994, and 1993 was $2,447,296, $2,388,804, and $2,078,614, respectively. Software amortization is included in cost of sales.

        The Company wrote off capitalized software costs of $514,694 during the fourth quarter of 1995 and $1,820,246 during the third quarter of 1994. These write-offs were based on the Company's assessment of its capitalized software and the conclusion that these costs would not benefit future periods.

NOTE 6.  PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

                                              December 31,      December 31,
                                                  1995              1994
                                              ------------      ------------
Buildings and leasehold improvements           $1,007,171        $  754,499
Furniture and equipment                         5,255,813         4,925,581
Accumulated depreciation                       (4,247,168)       (3,378,817)
                                               ----------        ----------
Net property and equipment                     $2,015,816        $2,301,263
                                               ==========        ==========

NOTE 7.  LEASES

        AS LESSOR
        Included in "Other Current Assets" and "Other Noncurrent Assets" are amounts receivable under lease programs to customers. Classification as to current or noncurrent is determined based upon scheduled payment by customers in the case of sales-type lease receivables and lease maturity dates in the case of net investment in financed leases. The Company, during 1993 and 1992, leased its products to customers under sales-type leases. The Company's investment in these sales-type leases is as follows:

                                                  December 31,     December 31,
                                                      1995             1994
                                                  ------------     ------------
Minimum lease payments receivable                   $71,274          $290,211
Estimated residual value of leased property          22,002           34,258
Unearned and deferred income                        (35,474)         (95,749)
                                                    -------          --------
Net investment in sales-type leases                 $57,802          $228,720
                                                    =======          ========

        The scheduled maturities for sales-type lease receivables at December 31, 1995 are $54,046 in 1996 and $17,228 in 1997. The lease receivable proceeds and the leased property are pledged as collateral under an April 30, 1993 loan agreement with a financial institution (See "Long-Term Debt").

        In 1993 the Company modified its sales-type lease program by entering into an agreement with a finance company whereby it receives 100% of the discounted minimum lease payments at inception of the lease, assigns the lease payments to the finance company, grants the finance company a security interest in the leased equipment and accepts certain recourse liability in event of default by the lessee. The Company retains ownership in the residual value of the leased property and has recorded a reserve for the estimated liability under the recourse agreement. At December 31, 1995 and December 31, 1994, the Company had the following net investment in these financed sales-type leases:

                                                  December 31,     December 31,
                                                      1995             1994
                                                  ------------     ------------
Estimated residual value of leased property        $1,315,427        $574,034
Unearned income                                      (269,951)       (127,651)
                                                   ----------        --------
Net investment in financed sales-type leases       $1,045,476        $446,383
                                                   ==========        ========

        At December 31, 1995, the Company was contingently liable for approximately $874,000 related to sales-type leases financed under this agreement. To date, actual losses from recourse provisions have not been material.

        AS LESSEE
        The Company has operating leases with third parties for primary office space in various locations. The future annual rental commitments under these leases are $948,000 in 1996; $708,500 in 1997; $332,000 in 1998; $269,000 in
1999; $256,000 in 2000 and $1,332,200 thereafter. Rent expense under these agreements and other operating leases was $1,611,081, $1,491,615 and $1,698,119, for the years ended December 31, 1995, 1994, and 1993. See "Related Party Transactions" for additional operating leases.

NOTE 8.  LONG TERM DEBT

        The Company's and subsidiaries' long-term debt consists of the following:

                                                              December 31,
                                                            1995         1994
                                                            ----         ----
Note payable to bank by Squirrel, prime plus
 1%, guaranteed by Sulcus Computer Corporation            $    --      $ 91,500
Note payable to individual by Lodgistix at prime               --       239,647
Note payable to financial institution by Sulcus
 Hospitality Group subsidiary at 12%                       70,566       175,418
Notes payable to bank at prime plus 1/2%                    3,322        47,961
                                                          -------      --------
                                                           73,888       554,526
Less - current portion                                     46,713       468,990
                                                          -------      --------
Long-term debt                                            $27,175      $ 85,536
                                                          =======      ========

        The Lodgistix note payable was secured by certain inventories, accounts receivables, equipment and software programs of Lodgistix, Inc. The note was paid in 1995.

        The Sulcus Hospitality Group borrowings were made pursuant to an April 1993 loan agreement with a financial institution. The debt is secured by certain sales-type leases of the Company and principal payments are required based upon customer lessee payments received under the sales type leases.

        Scheduled maturities of long-term debt at December 31, 1995 are $46,713 in 1996 and $27,175 in 1997.

NOTE 9.  SHORT-TERM BORROWINGS

        The Company's short-term borrowings consists of the following:

                                                            December 31,
                                                        1995            1994
                                                        ----            ----
Borrowings with brokerage firm on margin against
 the Company's short term investment portfolio       $6,062,905      $5,145,753
Unsecured line of credit with a commercial
 bank, at prime                                              --         365,000
Unsecured demand note of the Company's Squirrel
 subsidiary with a bank at prime                        271,448         295,000
Bank credit lines of the Company's Swiss
 subsidiary at prime                                     48,357         377,242
                                                     ----------      ----------
Total short-term borrowings                          $6,382,710      $6,182,995
                                                     ==========      ==========

        The brokerage margin account borrowings are secured by the Company's short-term investment portfolio, having a market value of $11,914,274 at December 31, 1995. Interest is charged and paid monthly based on the broker's internally established rate which was 8.375% at December 31, 1995.

        The Company's Swiss subsidiary (Lodgistix International, AG) has a line of credit with a bank totaling $127,000 (150,000 Swiss francs). The line of credit is cancelable at any time and is secured by deposits with the bank which approximated $58,467 at December 31, 1995. At December 31, 1995, interest was 7.00%.

NOTE 10.  INCOME TAXES

        The provision for income taxes consists of the following:


                                  Year Ended December 31,
                                1995         1994      1993
                                ----         ----      ----
Current:
  Domestic                    $150,000       $--       $--
  Foreign                       52,645        --        --

Deferred:
  Domestic                          --        --        --
                              --------       ---       ---
Total                         $202,645       $--       $--
                              ========       ===       ===

        A reconciliation between the Company's effective tax rate and the U.S. statutory rate is as follows:

                                                        Year Ended December 31,
                                                        1995     1994     1993
                                                        ----     ----     ----
U.S. federal statutory tax rate                         (35%)    (35%)    (34%)
State income taxes, net of federal income tax effect      8%      (4%)     (5%)
Benefits not recorded due to net carryforward position   39%      42%      47%
Foreign and Other                                         5%       1%       4%
Tax credits generated                                     0%      (4%)    (12%)
                                                        ----     ----     ----
                                                         17%       0%       0%
                                                        ====     ====     ====

        The Company's U.S. federal effective rate is generally unaltered by the rates applicable to its foreign operations as a U.S. foreign tax credit would be generated for taxes paid in those jurisdictions. Foreign taxes are recognized on foreign taxable income for which no foreign tax credit is generated.

        Permanent differences include tax-free dividend income and amortization of goodwill. No tax benefits were recorded for non-deductible write-offs of goodwill and certain other expenses. Due to the net operating losses, no material tax payments have been made.

        The following summarizes the significant components of the Company's deferred tax assets and liabilities:

                                                               Deferred Tax Consequences at December 31, 1995
                                                               ----------------------------------------------
                                                                 Assets         Liabilities           Total
                                                              -----------       -----------        -----------
Accounts receivable allowance                                 $   749,534       $        --        $   749,534
Unrealized loss on investments                                     72,463                --             72,463
Inventory writedowns                                              108,160                --            108,160
Accrued expenses not currently deductible                          66,300                --             66,300
Less valuation allowance                                         (830,900)               --           (830,900)
                                                              -----------       -----------        -----------
Current                                                           165,557                --            165,557
                                                              -----------       -----------        -----------
Property and equipment book/tax cost differential                      --           (35,196)           (35,196)
Tax loss carryforwards                                         11,619,173                --         11,619,173
Tax credits                                                     1,800,000                --          1,800,000
Software costs capitalized for financial
  reporting purposes                                                   --        (1,746,458)        (1,746,458)
Less valuation allowance                                       (9,703,323)               --         (9,703,323)
                                                              -----------       -----------        -----------
Noncurrent                                                      3,715,850        (1,781,654)         1,934,196
                                                              -----------       -----------        -----------
Total                                                         $ 3,881,407       $(1,781,654)       $ 2,099,753
                                                              ===========       ===========        ===========


                                                               Deferred Tax Consequences at December 31, 1994
                                                               ----------------------------------------------
                                                                 Assets         Liabilities           Total
                                                              -----------       -----------        -----------
Accounts receivable allowance                                 $ 1,012,864       $        --        $ 1,012,864
Unrealized loss on investments                                    642,645                --            642,645
Accrued expenses not currently deductible                         275,792                --            275,792
Inventory writedowns                                              270,600                --            270,600
Deferred revenue                                                   48,750                --             48,750
Other assets                                                       13,466                --             13,466
Less valuation allowance                                       (1,505,645)               --         (1,505,645)
                                                              -----------       -----------        -----------
Current                                                           758,472                --            758,472
                                                              -----------       -----------        -----------
Property and equipment book/tax cost differential                      --          (104,823)          (104,823)
Tax loss carryforwards                                         11,665,194                --         11,665,194
Tax credits                                                     1,844,380                --          1,844,380
Software costs capitalized for financial
  reporting purposes                                                   --        (2,510,506)        (2,510,506)
Less valuation allowance                                       (9,552,964)               --         (9,552,964)
                                                              -----------       -----------        -----------
Noncurrent                                                      3,956,610        (2,615,329)         1,341,281
                                                              -----------       -----------        -----------
Total                                                         $ 4,715,082       $(2,615,329)       $ 2,099,753
                                                              ===========       ===========        ===========

                                                          Deferred Tax Consequences at December 31, 1993
                                                          ----------------------------------------------
                                                            Assets         Liabilities          Total
                                                         -----------       -----------       -----------
Accounts receivable allowance                            $   582,676       $        --       $   582,676
Accrued expenses not currently deductible                    275,792                --           275,792
Inventory writedowns                                         642,160                --           642,160
Deferred revenue                                              48,750                --            48,750
Other assets                                                  13,466                --            13,466
Less valuation allowance                                    (924,174)               --          (924,174)
                                                         -----------       -----------       -----------
Current                                                      638,670                --           638,670
                                                         -----------       -----------       -----------

Property and equipment book/tax cost differential                 --          (182,823)         (182,823)
Tax loss carryforwards                                    10,339,532                --        10,339,532
Tax credits                                                1,492,385                --         1,492,385
Software costs capitalized for financial
  reporting purposes                                              --        (3,410,738)       (3,410,738)
Less valuation allowance                                  (6,777,273)               --        (6,777,273)
                                                         -----------       -----------       -----------
Noncurrent                                                 5,054,644        (3,593,561)        1,461,083
                                                         -----------       -----------       -----------
Total                                                    $ 5,693,314       $(3,593,561)      $ 2,099,753
                                                         ===========       ===========       ===========

        Management believes that it is more likely than not that it will generate taxable income sufficient to realize a portion of the tax benefits associated with net operating losses and tax credit carryforwards prior to their expiration. This belief is based upon the Company's view of expected profits in 1996 and the next several years. The Company believes that the results of 1995 were affected by a write-off of software and a shareholder litigation settlement. Without these items, which are not expected to repeat in the future, the Company would have generated net income in 1995. Furthermore, the Company expects increased sales and only slight increases in expenses in 1996.

        Therefore, management believes that the valuation allowance is appropriate given the current estimates of future taxable income. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to expense. However, if the Company achieves sufficient profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income.

        The Company has approximately $29,846,000 of net operating losses, a portion of which are subject to certain limitations under the Internal Revenue Code Section 382, and $1,800,000 of tax credits available to offset future federal tax liabilities. The net operating loss carryforwards expire as follows:

         2001                 $   377,000
         2002                   1,363,000
         2003                   1,946,000
         2004                   4,501,000
         2005                   2,193,000
         2006                   6,579,000
         2007                   4,055,000
         2008                   5,733,000
         2009                   3,099,000
                              -----------
         Total                $29,846,000
                              ===========

NOTE 11.  RELATED PARTY TRANSACTIONS

        The Company leases office space in Greensburg, Pennsylvania from a trust established by a major stockholder. The leases commenced on various dates from March 1, 1983 and expire on various dates through September 30, 2001. The leases may be renewed for additional two-year terms at the rate of 2% over the prior year's amount unless specifically canceled by either party. Rent expense under these agreements was $225,391, $185,251 and $161,700 for the years ended December 31, 1995, 1994, and 1993, respectively. The future annual rental commitments under these leases are $229,111 in 1996, $138,105 in 1997, $85,860 in 1998, $90,144 in 1999, $91,947 in 2000 and $91,947, thereafter.

        The Company has made a relocation loan to its President in the amount of $100,000 which is secured by real estate and bears interest at the rate of 5%. Interest is payable quarterly and the principal is payable on the earlier of the sale of a former residence or October 27, 1996.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

        At December 31, 1995, the Company had contractual commitments to purchase certain electronic and other materials used to manufacture systems for the restaurant management and energy management products. Based on the contract provisions, these obligations totalled $1,924,000, and are expected to be fulfilled as follows:

                   1st Quarter, 1996            $1,212,000
                   2nd Quarter, 1996              $559,000
                   3rd Quarter, 1996               $86,000
                   4th Quarter, 1996               $67,000

        The Company has employment agreements with certain of its executive officers and management personnel. These agreements generally continue until terminated by either party. The agreements contain certain change in control provisions.

Note 13.  Incentive Stock Option Plans

        The Company maintains three stock option plans at December 31, 1995: the 1983 Incentive Stock Options Plan (1983 plan), the 1991 Incentive Stock Option Plan (1991 Plan), and the Directors Plan. Options can no longer be granted under the 1983 Plan. The 1991 Plan (as amended) allows for 3,000,000 stock options available for grant under the plan, which extends through January 1, 2001. The 1991 Plan allows for all of the future stock options to be granted at any time prior to the termination of the plan. The option price may not be less that the fair market value at date of grant. Options granted under the 1991 plan become available to be exercised based upon a five year vesting schedule.

        The employee stock option plan activity for the years ended December 31, 1995, 1994, and 1993 is as follows:

                                           Options
                                         Outstanding           Price
                                         -----------           -----
Outstanding, January 1, 1993              1,036,480       $1.000 - $9.250
                                          ---------       ---------------
1993
Granted                                     945,500       $6.625 - $9.250
Exercised                                  (169,467)      $1.250 - $6.625
Canceled                                   (413,816)      $2.281 - $9.250
                                          ---------       ---------------
Outstanding, December 31, 1993            1,398,697       $1.000 - $9.250
                                          ---------       ---------------
1994
Granted                                     957,500       $2.1875- $7.750
Exercised                                   (90,592)      $1.250 - $5.375
Canceled                                   (720,822)      $1.375 - $9.250
                                          ---------       ---------------
Outstanding, December 31, 1994            1,544,783       $1.000 - $9.250
                                          ---------       ---------------
1995
Granted                                     328,500       $2.000 - $3.500
Exercised                                   (81,660)      $2.125 - $3.500
Canceled                                   (338,841)      $2.281 - $8.625
                                          ---------       ---------------
Outstanding, December 31, 1995            1,452,782       $1.000 - $9.250
                                          ---------       ---------------


        The Company has authorized 500,000 Nonqualified 1991 Directors Options under the 1991 Directors Plan. The board of directors on August 20, 1993 and the stockholders on October 12, 1993 approved the amendment to the Company's Nonqualified 1991 Director Option Plan to increase the number of shares under the plan to 1,000,000. During the year ended December 31, 1993, 70,000 director options were granted at prices ranging from $6.625 to $6.875. During 1993, 20,000 director options were exercised. During the year ended December 31, 1994, 50,000 director options were granted at $3.00. During the year ended December 31, 1995, 83,333 director options were granted at $2.50 and 60,000 options were cancelled at prices ranging from $3.00 to $5.625. No options were exercised in 1994 or 1995. All options are granted at prices not less than fair market value.

        During March 1992, approximately 388,516 and 11,484 options were granted to Squirrel shareholders and advisors, respectively, at $4.25 per share in connection with the acquisition of Squirrel. At December 31, 1992, 87,500 options were exercisable and the balance are exercisable after March 25, 1993. During the year ended December 31, 1994, 40 options granted to Squirrel shareholders and advisors were exercised. During 1995, 75,000 options were cancelled.

        The Company periodically grants options to consultants and advisors. During the year ended December 31, 1995, a total of 50,000 options were granted at $2.50. All options are granted at prices not less than fair market value.

        At December 31, 1995, under all plans, options for approximately 1,199,553 and 1,971,115 shares were exercisable and outstanding, respectively, at prices ranging from $1.000 to $9.250.

        The Financial Accounting Standards Board issued a statement in October 1995 entitled "Accounting for Stock-Based Compensation" which will be effective for the Company in 1996. This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation, however, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. Beginning in 1996, the Company intends to determine net income using previous accounting standards and to make the appropriate disclosures in the notes to the financial statements as permitted by the standard.

NOTE 14.  NOTE RECEIVABLE FROM STOCKHOLDER

        During the year ended December 31, 1993, the Company extended a loan to the former principal stockholder and current president of Techotel AG (now Sulcus Hospitality Group EMEA AG) in the amount of $500,000, pending the registration of the stock of the Company issuable to him under terms of the agreement for the purchase of Techotel. The note will be repaid upon the registration by the Company for the stock issuable to him. Based on the nature of the note, it has been reflected as a reduction of equity.

NOTE 15.  ACQUISITIONS

          In October of 1993, the Company completed its acquisition of Lodgistix Scandinavia A.S., a distributor of Lodgistix systems in Norway, Sweden and Denmark. The purchase price consisted of Sulcus Common Stock having a value of $300,000. In addition, the former stockholders of Lodgistix Scandinavia receive additional shares of the Company's stock up to a value of $675,000 contingent upon attaining certain earnings over a three year period. Lodgistix Scandinavia achieved such earnings for 1993 and 1995. As a result, the Company will issue to the former stockholders of Lodgistix Scandinavia 5,808 and 111,801 shares of Sulcus common stock for an aggregate value of $44,864 ($7.725 per share) and $225,000 ($2.0125 per share) for 1993 and 1995, respectively. This additional consideration has been recorded as goodwill at December 31, 1995. Lodgistix Scandinavia did not achieve required earnings for 1994.

        Effective January 1, 1993, Sulcus acquired Techotel AG of Switzerland. The purchase agreement (as amended) provided for the issuance of $1,000,000 of Common Stock. In addition, the shareholders were entitled to receive shares of Sulcus based upon a multiple of 1.30 times earnings up to an aggregate value of $2,890,000 over a three-year period ending December 31, 1995. Techotel achieved such earnings for 1993 and 1995. As a result, the Company will issue to the former stockholders of Techotel 90,517 and 83,676 shares of Sulcus common stock for an aggregate value of $698,110 ($7.7125 per share) and $168,399 ($2.0125 per share) for 1993 and 1995, respectively. This additional consideration has been recorded as goodwill at December 31, 1995. Techotel did not achieve the required earnings for 1994.

        In 1992, Sulcus acquired Sulcus Hospitality Limited and Sulcus Singapore PTE. LTD., sales offices located in Hong Kong and Singapore, respectively for $1,450,000 in cash. In addition, the shareholders were entitled to receive shares of Sulcus based upon a multiple of 2.75 times earnings up to an aggregate value of $8,855,000 contingent upon attaining after tax earnings over a three-year period. The only year that these subsidiaries achieved earnings sufficient to entitle the former shareholders to contingent payments was 1992 and, as a result, the Company issued to the former shareholders (as amended) 320,827 shares of Sulcus common stock for an aggregate value of $3,047,852 ($9.50 per share). Subsequent to this determination Sulcus withheld 23,175 shares with an aggregate value of $220,161 with regard to the write off of the Craftech subsidiary. As a result of the 1992 restatement of earnings, the Company revised the contingent earnout calculation based on the restatement adjustments that affected it. The Company reduced the number of shares of stock issued as a result of the original calculation, all of which are restricted. As a result, the Company reduced goodwill at December 31, 1994 by approximately $2,168,000, reduced equity by approximately $912,000, the estimated current value of the shares to be canceled, and expensed the difference of $1,256,000 in 1994.

        Effective March 1, 1992, Sulcus acquired all of the outstanding stock of Squirrel Companies, Inc. ("Squirrel"). The purchase price consisted of $500,000 in cash and 401,260 shares (at $5.75 per share) of the Company's stock having a value of $1,955,500, net of issuance costs of approximately $351,745, in exchange for all of the outstanding common stock of Squirrel. In addition, the shareholders of Squirrel were entitled to receive additional shares of Sulcus up to an aggregate value of $4,065,000 as well as 225,000 of the Company's options contingent upon Squirrel's attaining after tax earnings over a three-year period ending in 1994. Squirrel achieved such earnings for 1992 and 1994 and, as a result, the Company issued to the former shareholders of Squirrel 53,212 shares for an aggregate value of $703,198 for 1992 and 70,836 shares for an aggregate value of $177,090 for 1994. These additional amounts are recorded as a component of goodwill. On March 20, 1996, the Company resolved disputes with the former owners of Squirrel with regard to the calculation of earnouts in 1992 through 1994. The Company will issue 498,488 shares under the terms of the agreement and will cancel 120,488 earnout shares which are a portion of the 124,048 earnout shares described above. To reflect this settlement, the Company recorded an increase in goodwill and capital stock in the amount of $391,193.

NOTE 16.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                              1995               1994              1993
                                                              ----               ----              ----
Net interest paid                                           $596,322         $   556,269       $  402,764
Non-cash activities:
  Acquisitions:
    Fair value of assets acquired                                 --                 --        $3,772,457
    Common stock issued                                           --                 --        $1,300,000
    Liabilities assumed                                           --                 --        $2,472,457
  Common stock issued in settlement
    of shareholder litigation                                     --         $1,625,000                --
  Common stock issued for contingency
    payments on acquisitions                                $393,399         $  511,077        $  188,541
  Issuance of stock to consultants                          $ 12,000                 --                --
  Issuance of stock as settlement of
    previously recorded liabilities                         $ 95,396                 --                --
  Issuance of stock as settlement
    of Squirrel litigation                                  $391,193                 --                --
  Cancellation of shares previously issued as
    contingent earnout related to acquisitions                    --         $  912,000                --
  Unrealized gain on investments available for sale         $186,382                 --                --

NOTE 17.  SEGMENT REPORTING

        The Company conducts its worldwide operations through separate geographic area organizations which represent major markets or combinations of related markets. Transfers between markets are valued at cost.

        Financial information by geographic area for years ended December 31, 1995, 1994, and 1993 is summarized as follows:

                                        1995           1994             1993
                                    -----------     ----------      -----------
Net revenues:
  North America                     $34,821,124     $33,050,319     $38,160,366
  Pacific Region                      5,736,551       4,852,745       7,077,521
  Europe                              5,426,318       5,240,100       4,045,258
                                    -----------     -----------     -----------
Consolidated net revenues           $45,983,993     $43,143,164     $49,283,145
                                    ===========     ===========     ===========
Net income (loss):
  North America                     $   125,811     ($7,973,153)    ($1,718,044)
  Pacific Region                     (1,290,717)     (3,304,369)     (1,937,632)
  Europe                               (204,050)       (390,491)        605,576
                                    -----------     -----------     -----------
Consolidated net income (loss)      ($1,368,956)   ($11,668,013)    ($3,050,100)
                                    ===========    ============     ===========
Identifiable assets:
  North America                     $39,208,729     $40,547,963     $48,600,059
  Pacific Region                      3,437,539       2,560,219       5,867,076
  Europe                              4,680,510       4,761,301       4,248,506
                                    -----------     -----------     -----------
Consolidated identifiable assets    $47,326,778     $47,869,483     $58,715,641
                                    ===========     ===========     ===========

        The 1995 North American segmental operating income includes the $2,919,333 litigation settlement provision and $514,694 write-off for software costs developed and capitalized for the U.S. markets. The 1994 North American segmental loss includes a $1,647,808 unrealized loss on short-term investments, a $1,820,246 write off of capitalized software and a $250,000 provision for litigation.

        The 1994 Pacific Region operating losses include $336,703 to write off investments in two affiliates and a net charge of $1,256,000 to write off goodwill.

        The 1994 European operating loss includes approximately
$400,000 related to a French subsidiary.

        Other than short-term investments in marketable securities, which are generally available for working capital, there are no significant non-operating corporate assets.

        Sales between geographic areas and export sales are not material.

        Identifiable assets by geographic area exclude intercompany loans, advances and investments in affiliates. Intercompany trade receivables have been eliminated. Corporate assets are principally cash, trade receivables and intangibles.

NOTE 18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table sets forth certain unaudited quarterly financial data for the years ended December 31, 1995 and 1994. The Company believes this information has been prepared on the same basis as the

Consolidated Financial Statements and that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts as stated below to present fairly the selected quarterly information when read in conjunction with its Consolidated Financial Statements and Notes thereto.

                                                                     (In Dollars)
                                                                 Fiscal Quarter Ended
                           ------------------------------------------------------------------------------------------------------
                               March      June      September      December      March       June      September      December
                                31,        30,         30,            31,         31,         30,         30,           31,
                               1995       1995        1995           1995        1994        1994        1994          1994
                               ----       ----        ----           ----        ----        ----        ----          ----
Total Revenues             11,311,054  11,152,637   11,197,496   12,322,806   10,537,828   10,974,798   10,399,027   11,231,511
Cost of sales
  and expenses             10,267,519  10,465,330   11,124,788   15,292,667   11,869,101   12,586,370   13,264,878   17,090,828
Income (loss)
  before taxes              1,043,535     687,307       72,708   (2,969,861)  (1,331,273)  (1,611,572)  (2,865,851)  (5,859,317)
Tax provision                       0           0            0      202,645            0            0            0            0
Net income
  (loss)                    1,043,535     687,307       72,708   (3,172,506)  (1,331,273)  (1,611,572)  (2,865,851)  (5,859,317)
                           ==========    ========    =========   ==========   ==========   ==========   ==========   ==========
Earnings (loss) per share        0.07        0.05         0.00        (0.21)       (0.09)       (0.11)       (0.20)       (0.40)
                                 ====        ===          ====         ====         ====         ====         ====         ====


        The Company's results for the first quarter 1995 include $881,683, which relates to the unrealized gain on investments. The Company's results for the fourth quarter 1995, include the provision for litigation settlement of $2,919,333 and write off of capitalized software of $514,694.

        The Company's results for the fourth quarter of 1994 include a provision of $336,703 to write off an investment in two unconsolidated affiliates in Singapore and Hong Kong, referred to as Guthrie Retail Systems and a provision of approximately $400,000 to write down the assets and provide for expenses related to the disposition of its wholly-owned French subsidiary. Management reached a decision in the fourth quarter of 1994 to dispose of the companies because anticipated future revenues did not justify further investments in these operations. Total 1994 sales of these companies included in the consolidated statement of operations were approximately $800,000. In addition, the results of the fourth quarter includes a charge of $1,256,000 to write off goodwill related to the acquisition of Hong Kong and Singapore (See
Note 14).

NOTE 19.  FAIR VALUE OF FINANCIAL INSTRUMENTS

        Estimates of fair value are made at a specific point in time, based on relevant market prices and information about the financial instrument. The estimated fair values of financial instruments presented below are not necessarily indicative of the amounts the Company might realize in actual market transactions.

        The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

        CASH (INCLUDING RESTRICTED CASH): The carrying amounts reported in the balance sheet for cash and restricted cash approximates their fair value.

        SHORT-TERM INVESTMENTS: Short-term investments consists of stocks, mutual funds and debt securities. Fair values are based on quoted market prices.

        SHORT- AND LONG-TERM DEBT: The carrying amount of the Company's borrowings under margin accounts and floating rate debt approximates its fair value. Long-term fixed rate debt is not material.

        SHAREHOLDER LITIGATION LIABILITY: Portions due in the form of stock for settlement of shareholder litigation liability is valued based upon quoted market prices.

        The carrying amounts of trade payables and receivables approximate their fair value and have been excluded from the accompanying table.

     The carrying amounts and fair value of the Company's financial instruments are as follows at December 31:

                                      1995                      1994
                            ----------------------     ----------------------
                             Carrying      Fair         Carrying       Fair
                              Amount       Value         Amount        Value
                              ------       -----         ------        -----
Cash                        $1,202,325   $1,202,325    $1,933,895    $1,933,895
Restricted cash                550,000      550,000       500,000       500,000
Short-term investments      12,408,075   12,408,075    10,324,740    10,324,740
Short-term borrowings        6,382,710    6,382,710     6,182,995     6,182,995
Shareholder litigation
  liability                  3,108,097    3,283,097       439,780       439,780
Long-term borrowings            73,888       73,888       554,526       554,526

NOTE 20.  SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

        On April 10, 1996, the Company entered into an agreement in principle with the staff of the Securities and Exchange Commission ("Commission"), resolving an investigation which commenced in 1993. This agreement is subject to approval of the full Commission. During 1994, in response to views expressed by the Commission's staff, the Company reviewed and restated its financial statements for the years ended December 31, 1992 and 1991 with respect to accounting for costs and revenue associated with various acquisition transactions and with respect to the adoption of accounting principles related to income taxes. Under the terms of the April 10, 1996 agreement, without admitting or denying any wrongdoing, the Company agreed that it would not in the future violate Sections 17(a)(2) and 17(a)(3) of the Securities Act, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1, and 13a-13 promulgated thereunder. With respect to certain press releases issued during 1991 and 1992, the proposed Order Instituting Proceedings makes findings against Sulcus under Section 10(b) and Rule 10b-5. The proposed Order Instituting Proceedings does not make findings against Sulcus under Section 10(b) or Rule 10b-5 with regard to accounting practices. In addition, a former accounting officer of the Company and the Company's Chairman, without admitting or denying any wrongdoing agreed that they would not in the future violate Sections 17(a)(2) and (a)(3) of the Securities Act; Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 12b-20, 13a-1, 13a-13, and 13b 2-1 promulgated thereunder. There were no fines or other penalties imposed upon the Company or its Chairman. The Company's former accounting officer agreed not to practice before the Commission as an accountant for a 30 month period.

                         SULCUS COMPUTER CORPORATION
            STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
                 FOR THE THREE YEARS ENDED DECEMBER 31, 1995


                                                                          Years ended December 31,
                                                                   1995            1994              1993
                                                                   ----            ----              ----
Net income (loss) attributable
         to common stockholders                                ($1,368,956)    ($11,688,013)     ($3,050,100)
                                                               ===========     ============      ===========

Shares:

Weighted average number of
         common shares outstanding                              14,720,327       13,872,298       13,509,078

Assumed conversion of stock options (A)                            105,130          286,830          648,257
                                                               -----------     ------------      -----------

Average common shares and
         common stock equivalents                               14,825,457       14,159,128       14,157,335
                                                               ===========     ============      ===========


Earnings (loss) per share                                           ($0.09)          ($0.84)          ($0.22)
                                                               ===========     ============      ===========


(A)  Effect of stock options is antidilutive for all periods in 1995 and 1994.


                          SULCUS COMPUTER CORPORATION

                                 SCHEDULE VIII
                       VALUATION AND QUALIFYING ACCOUNTS


                                                 Balance                     Charged to      Amount        Balance
                                                beginning      Acquired       cost and       charged       at end
                                                 of year      Valuations      expenses         off         of year
                                                ---------     ----------     ----------      -------       -------
1995
Allowance for doubtful accounts                 $2,597,088           $0        $573,130      $589,198     $2,581,020

1994
Allowance for doubtful accounts                 $1,494,042           $0      $1,343,489      $240,443     $2,597,088

1993
Allowance for doubtful accounts                 $1,046,107     $163,486      $1,253,002      $968,553     $1,494,042
