Form 10-Q
period 1996-03-31
SULCUS COMPUTER CORP
filed 1996-05-15
CIK 726712

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   ---------

                                   FORM 10-Q
    (Mark One)

    [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

    [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the transition period from                to
                                               --------------    -------------

                         COMMISSION FILE NUMBER 0-13226

                          SULCUS COMPUTER CORPORATION
             (Exact name of registrant as specified in its charter)

           PENNSYLVANIA                                  25-1369276
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
Yes  X     No
    ---       ---

As of May 10, 1996, there were 14,820,838 shares of Common Stock, no par value, outstanding.

================================================================================

                                    INDEX


PART I.         FINANCIAL INFORMATION                              PAGE
        Consolidated Balance Sheets
                March 31, 1996 and December 31, 1995..............    3

        Consolidated Statements of Operations
                Three months Ended March 31, 1996 and 1995........    4

        Consolidated Statements of Cash Flows
                Three months Ended March 31, 1996 and 1995........    5

        Consolidated Statements of Stockholders' Equity
                Three Months Ended March 31, 1996.................    6

        Notes to Consolidated Financial Statements................  7-8

        Management's Discussion and Analysis of Financial
                Condition and Results of Operations............... 9-12


PART II.        OTHER INFORMATION

        Item 1.         Legal Proceedings.........................   13

        Item 6.         Exhibits and Reports on Form 8-K..........   14

        Signatures................................................   15

                         SULCUS COMPUTER CORPORATION
                         CONSOLIDATED BALANCE SHEETS


                                                          ASSETS

                                                                                  March 31,              December 31,
                                                                                    1996                    1995
                                                                                 -----------             -----------
Current Assets
    Cash and cash equivalents                                                     $3,000,511              $1,202,325
    Short-term investments (at market)                                            12,232,390              12,408,075
    Restricted cash                                                                  378,133                 550,000
    Accounts receivable, net of allowance of $2,618,013
        and $2,581,020 in 1996 and 1995, respectively                              7,959,404              11,134,576
    Inventories                                                                    2,513,392               2,573,826
    Deferred taxes                                                                   167,166                 165,557
    Other current assets                                                           1,851,115               1,761,465
                                                                                 -----------             -----------
    Total current assets                                                          28,102,111              29,795,824


Purchased and capitalized software, net of accumulated amortization
    of $8,425,003 and $7,992,031 in 1996 and 1995, respectively                    4,639,263               4,941,695

Property and equipment, net of accumulated depreciation of $4,190,515
    and $4,247,168 in 1996 and 1995, respectively                                  2,409,965               2,015,816

Goodwill, net of accumulated amortization of $2,864,906
    and $2,672,714 in 1996 and 1995, respectively                                  7,634,491               7,826,683
Deferred taxes                                                                     1,932,587               1,934,196
Other noncurrent assets                                                              856,780                 812,564
                                                                                 -----------             -----------
Total Assets                                                                     $45,575,197             $47,326,778
                                                                                 ===========             ===========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Short term borrowings                                                         $6,525,443              $6,382,710
    Current portion of long-term debt                                                 43,686                  46,713
    Current portion of obligations under capital leases                              155,582                  23,895
    Accounts payable                                                               3,600,038               4,352,408
    Shareholder litigation liability                                               2,898,598               3,108,097
    Deferred revenues                                                              5,162,639               6,195,289
    Customer deposits                                                              1,187,316               1,311,408
    Other accrued liabilities                                                      2,492,998               2,954,085
                                                                                 -----------             -----------
    Total current liabilities                                                     22,066,300              24,374,605



Long-term debt, net of current portion                                                15,760                  27,175
Obligations under capital leases, net of current portion                             263,549                  30,912

Commitments and contingencies




Stockholders' equity
    Common stock, no par value; 30,700,000 shares
        authorized (14,960,997 and 14,227,629 shares
        issued in 1996 and 1995, respectively)                                    38,114,272              38,016,248
    Note receivable from stockholder                                                (500,000)               (500,000)
    Retained earnings (deficit)                                                  (14,226,308)            (14,747,712)
    Foreign currency adjustment                                                      (27,583)                (60,832)
    Cumulative unrealized gain (loss) on investments available for sale             (130,793)                186,382
                                                                                 -----------             -----------
Total Stockholders' Equity                                                        23,229,588              22,894,086
                                                                                 -----------             -----------
Total Liabilities and Stockholders' Equity                                       $45,575,197             $47,326,778
                                                                                 ===========             ===========

             See notes to the consolidated financial statements.

                          SULCUS COMPUTER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1996 and 1995



                                                                         1996                            1995
                                                                      ----------                      ----------
Net revenue:
    System sales                                                      $6,524,818                      $6,803,287
    Support revenue                                                    4,417,170                       4,213,000
    Interest income and other                                            333,031                         294,767
                                                                      ----------                      ----------
        Total revenue                                                 11,275,019                      11,311,054
                                                                      ----------                      ----------


Cost of goods sold and services provided:
    Systems                                                            3,307,969                       3,333,777
    Support services                                                   1,159,797                       1,281,007
                                                                      ----------                      ----------
        Total cost of sales and services provided                      4,467,766                       4,614,784


Expenses:
    Selling, general, and administrative                               5,506,194                       5,579,158
    Research and development (net of capitalized
        software of $240,650 and $198,433 during the
        three months ended March 31, 1996 and 1995,
        respectively)                                                    267,251                         366,448
    Interest                                                             128,799                         142,498
    Depreciation and amortization                                        383,605                         446,314
    Unrealized (gain) loss on investments                                -----                          (881,683)
                                                                      ----------                      ----------
        Total expenses                                                 6,285,849                       5,652,735
                                                                      ----------                      ----------

Income (loss) before income taxes                                        521,404                       1,043,535
Income taxes                                                             -----                           -----
                                                                      ----------                      ----------
        Net income (loss)                                               $521,404                      $1,043,535
                                                                      ==========                      ==========

Income (loss) per common share:
    Net income (loss)                                                      $0.03                           $0.07
                                                                           =====                           =====


Weighted average number of common shares                              16,614,944                      14,651,262
                                                                      ==========                      ==========

              See notes to the consolidated financial statements.

                          SULCUS COMPUTER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1996 and 1995

                                                                             1996                  1995
                                                                          ----------            ----------
Cash flow from operating activities:
    Net income                                                              $521,404            $1,043,535

    Adjustments to reconcile net income
    to net cash provided by operating activities:
         Depreciation                                                        191,413               268,235
         Amortization of capitalized software                                555,627               550,770
         Amortization of goodwill                                            192,192               178,079
         Provision for doubtful accounts                                     153,571               105,101
         Unrealized (gain) on investments                                    -----                (881,683)
         Realized (gain) on investments                                       (8,750)              -----
         (Purchases) of trading securities                                   -----              (1,128,688)
         Change in assets and liabilities:
              Restricted cash                                                171,867               500,000
              Accounts receivable                                          3,021,601             3,064,133
              Inventory                                                       60,434                56,676
              Other current assets                                           (49,469)             (101,104)
              Other assets                                                   (44,608)               44,166
              Accounts payable                                              (752,370)             (891,899)
              Deferred revenues                                           (1,032,650)           (1,400,476)
              Shareholder litigation liability                              (209,499)              (10,468)
              Customer deposits                                             (124,092)             (783,170)
              Accrued liabilities                                           (454,587)             (380,594)
                                                                          ----------            ----------
              Total adjustments                                            1,670,680              (810,922)
                                                                          ----------            ----------
Net cash provided by operating activities                                  2,192,084               232,613
                                                                          ----------            ----------

Cash flows from investing activities:
    Purchases of available for sale securities                              (382,740)              -----
    Proceeds from sales of available for sale securities                     250,000               -----
    Investment in sales-type leases                                          (68,358)              (31,323)
    Payments received on sales-type leases                                    28,569                79,148
    Capital expenditures                                                    (598,107)              (81,205)
    Software development capitalized                                        (240,650)             (198,433)
                                                                          ----------            ----------
Net cash used in investing activities                                     (1,011,286)             (231,813)
                                                                          ----------            ----------

Cash flows from financing activities:
    Short-term borrowings                                                    142,733                36,608
    Principal payments on long-term debt                                     (14,442)             (254,278)
    Payments under capital lease obligations                                 364,324               -----
    Proceeds from stock options exercised                                     91,524                16,571
                                                                          ----------            ----------
Net cash (used in) provided by financing activities                          584,139              (201,099)
                                                                          ----------            ----------

Cumulative translation adjustment                                             33,249               (35,585)
                                                                          ----------            ----------

Net increase (decrease) in cash
     and cash equivalents                                                  1,798,186              (235,884)

Cash equivalents at beginning of period                                    1,202,325             1,933,895
                                                                          ----------            ----------

Cash equivalents at end of period                                         $3,000,511            $1,698,011
                                                                          ----------            ----------

              See notes to the consolidated financial statements.

                          SULCUS COMPUTER CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       Three Months Ended March 31, 1996


                                                                                           Cumulative
                                                                                          Unrealized
                                                                                          Gain (Loss)      Note
                                                             Retained       Foreign      on Investments  Receivable     Stock-
                                            Common           Earnings       Currency        Available      From        holders'
                                             Stock           (Deficit)     Adjustment       For Sale    Stockholder     Equity
                                          -----------     ------------     ----------    -------------- -----------   -----------
Balance, January 1, 1996                  $38,016,248     ($14,747,712)     ($60,832)        $186,382    ($500,000)   $22,894,086

    Stock options exercised                    91,524           ----          ----             ----         ----           91,524
    Cumulative unrealized loss on
       investments available for sale          ----             ----          ----           (317,175)      ----         (317,175)
    Issuance of stock to consultants            6,500           ----          ----             ----         ----            6,500
    Cumulative translation adjustment          ----             ----          33,249           ----         ----           33,249
    Net income                                 ----            521,404        ----             ----         ----          521,404
                                          -----------     ------------      --------        ---------    ---------    -----------
Balance, March 31, 1996                   $38,114,272     ($14,226,308)     ($27,583)       ($130,793)   ($500,000)   $23,229,588
                                          ===========     ============      ========        =========    =========    ===========

              See notes to the consolidated financial statements.

                          SULCUS COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996



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

         These financial statements should be read in conjunction with the Company's annual audited financial statements for the year ended December 31, 1995, as filed with the Securities and Exchange Commission on Form 10-K.

NOTE 2.  SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

         On May 2, 1996, the Company entered into an agreement with the Securities and Exchange Commission ("Commission"), resolving an investigation which commenced in 1993. Under the terms of the May 2, 1996 agreement, without admitting or denying any wrongdoing, the Company agreed that it would not in the future violate Sections 17(a)(2) and 17(a)(3) of the Securities Act, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1, and 13a-13 promulgated thereunder. With respect to certain press releases issued during 1991 and 1992, the Order makes findings against Sulcus under Section 10(b) and Rule 10b-5. The Order does not make findings against Sulcus under Section 10(b) or Rule 10b-5 with regard to accounting practices. In addition, a former accounting officer of the Company and the Company's Chairman, without admitting or denying any wrongdoing agreed that they would not in the future violate Sections 17(a)(2) and 17(a)(3) of the Securities Act; Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 12b-20, 13a-1, 13a-13, and 13b 2-1 promulgated thereunder. There were no fines or other penalties imposed upon the Company or its Chairman. The Company's former accounting officer agreed not to practice before the Commission as an accountant for a 30 month period.

NOTE 3.  INCOME TAXES

         In the three months ended March 31, 1996 the Company reflected no provision for income taxes on pre-tax profits of $521,404. This is based upon management's determination to reduce previously established valuation reserves related to deferred tax assets, including tax loss carryforwards, pursuant to SFAS 109.

                          SULCUS COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

         At March 31, 1996 and December 31, 1995, the Company had net deferred tax assets, liabilities and valuation reserves as follows:

                                                                           March 31,      December 31,
                                                                             1996            1995
                                                                             ----            ----
         Deferred tax assets (net of deferred tax
            liabilities), including tax loss carryforwards                $12,501,588     $12,633,976
         Valuation allowance                                              (10,401,835)    (10,534,223)
                                                                          -----------     -----------
         Net deferred tax amounts                                         $ 2,099,753     $ 2,099,753
                                                                          ===========     ===========

NOTE 4.  EARNINGS (LOSS) PER SHARE

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


              THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO
                      THREE MONTHS ENDED MARCH 31, 1995

         The Company had net income of $521,404 in the quarter ended March 31, 1996 as compared to $1,043,535 in the quarter ended March 31, 1995 on sales which were virtually unchanged. In 1995, the Company reported unrealized gains on its investment portfolio of $881,683. When eliminating this amount for the purpose of comparability, the Company showed an improvement on earnings from $161,852 to $521,404, a change of $359,552. The Company's results for the quarter ended March 31, 1996 improved over those for the same period of 1995 primarily as a result of improvements in margins ($72,719), reduced selling, general and administrative expenses ($72,964) and reduced research and development costs ($99,197). In 1995, the Company had Trading Securities which had unrealized market appreciation in the first quarter of $881,683. Since that time, the Company has restructured its portfolio and, therefore, these unrealized market changes are no longer a component of net income.

         Net sales for the quarter ended March 31, 1996 were $10,941,988, representing a decrease of $74,299 (1%) when compared to net sales of $11,016,287 for the same period of 1995. Net system sales for the quarter ended March 31, 1996 were $6,524,818 as compared to $6,803,287 for the same period of 1995, a decrease of $278,469 (4%) due primarily to decreased sales of the Company's Point of Sale Systems. Support revenues for the quarter ended March 31, 1996 were $4,417,170 as compared to $4,213,000 for the same period of 1995, an increase of $204,170 (5%) due primarily to an increased base of Point of Sale installations in 1995. Support revenues are billed and collected in advance for periods of one to twelve months and are recognized as support revenues ratably over the contract period. Sales by offices and distributors of the Company were $9,310,093 (85%) and $1,631,895 (15%), respectively, of net sales for the quarter ended March 31, 1996 as compared to $8,726,591 (79%) and $2,289,696 (21%) for the comparable 1995 period.

         Cost of goods sold for the quarter ended March 31, 1996 decreased to $4,467,766 from $4,614,784, a decrease of $147,018 (3%) from the comparable
1995 period. As a consequence, cost of goods sold as a percentage of net sales improved for the quarter ended March 31, 1996 to 41%, as compared to 42% for the same period of 1995. Gross margins of the Company increased to $6,474,222 from $6,401,503, an increase of $72,719 (1%) over the same period of 1995. Cost of system sales for the quarter ended March 31, 1996 was $3,307,969 (51% of system sales) as compared to $3,333,777 (49% of system sales) for the same period of 1995, a decrease of $25,808 (1%), due primarily to the mix of software and hardware sales. Cost of support for the quarter ended March 31, 1996 was $1,159,797 (26% of support revenues) as compared to $1,281,007 (30% of support revenues) for the same period of 1995, a decrease of $121,210 (9%), primarily as the result of the Company's ability to control such costs.

         Selling, general, and administrative expenses decreased in 1996 when compared to 1995. For the quarter ended March 31, 1996, these expenses were $5,506,194 as compared to $5,579,158 a decrease of $72,964 (1%) from the same period of 1995. Selling, general, and administrative expenses as a percentage of net sales was 50% for the quarter ended March 31, 1996 as compared to 51% for the same period of 1995.

         Research and development expense for the quarter ended March 31, 1996 decreased to $267,251 from $366,448, a decrease of $99,197 (27%) from the same period of 1995. This decrease is attributable primarily to greater amounts capitalized in 1996 as compared to 1995 ($42,217) and governmental grant amounts received by the Company to support research and development ($41,238). In 1996, the Company's Canadian subsidiary entered into an agreement with National Research Council Canada which provides financial support for development carried out under an approved program. Total amounts expended on research and development (including amounts expensed, amounts subsidized by government support and amounts capitalized) was $549,139 and $564,881 for the quarters ended March 31, 1996 and 1995, respectively.

         Depreciation and amortization expense for the quarter ended March 31, 1996 decreased to $383,605 from $446,314 for the same period of 1995, a decrease of $62,709 (14%).

         Interest income for the quarter ended March 31, 1996 was $333,031 as compared to $294,767 for the same period of 1995, an increase of $38,264 (13%), due primarily to higher rates earned on invested balances.

         Interest expense for the quarter ended March 31, 1996 decreased to $128,799 from $142,498 for the same period of 1995, a decrease of $13,699 (10%) due primarily to lower interest rates on outstanding borrowings.

         The Company conducts its worldwide operations through separate geographic area organizations which represent major markets or combinations of related markets. Transfers between markets are valued at cost. Financial information by geographic area for the quarters ended March 31, 1996 and 1995 and as of March 31, 1996 and December 31, 1995 is summarized as follows:

                                                                      1996            1995
                                                                  -----------     -----------
Net revenues(1):
  North America                                                   $ 8,221,523     $ 8,936,491
  Pacific Region                                                    1,518,945         935,481
  Europe                                                            1,534,551       1,439,082
                                                                  -----------     -----------
Consolidated net revenues                                         $11,275,019     $11,311,054
                                                                  ===========     ===========

Net income (loss):
  North America                                                      $614,233      $1,564,540
  Pacific Region                                                      (69,330)       (399,335)
  Europe                                                              (23,499)       (121,670)
                                                                     --------      ----------
Consolidated net income                                              $521,404      $1,043,535
                                                                     ========      ==========

                                                                   March 31,      December 31,
                                                                     1996             1995
                                                                  -----------     ------------
Identifiable assets:
  North America                                                   $37,511,061     $39,208,729
  Pacific Region                                                    3,276,192       3,437,539
  Europe                                                            4,787,944       4,680,510
                                                                  -----------     -----------
Consolidated identifiable assets                                  $45,575,197     $47,326,778
                                                                  ===========     ===========

(1) Sales between geographic areas and export sales are not material.

        The Company had a net deferred tax asset amounting to $2,099,753, net of valuation allowances of $10,401,835 at March 31, 1996 and $10,534,223 at December 31, 1995. The valuation allowance was decreased in the quarter ended March 31, 1996 by $132,388 and was decreased in the quarter ended March 31, 1995 by $621,071 reflecting the Company's estimate of the valuation allowance necessary to reduce the net deferred tax asset to the net recoverable amount. As a result, the income statements for the quarters ended March 31, 1996 and 1995 do not reflect any income tax provision on the pre-tax operating results for those periods. The realizability of this deferred tax asset is contingent upon a number of factors including the ability of the Company to maintain a level of operations that will generate taxable income. Management believes that it is more likely than not that the Company will generate taxable income sufficient to realize a portion of the tax benefits associated with net operating losses and tax credit carryforwards prior to their expiration. This belief is based upon the Company's view of expected profits in 1996 and the next several years. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a non-cash charge to expense. However, if the Company achieves sufficient profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a non-cash credit to income.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's liquidity is dependent upon its ability to generate sufficient working capital through profitable operations. Management believes that in order to sustain profitability, it must continue to increase sales and improve productivity related to selling, general and administrative expenses. In order to increase sales, the Company believes that it must increase its distribution channels and introduce additional developed or acquired competitive products in its current market segment.

        Current short-term capital needs will be funded primarily through internal working capital and anticipated operating revenues from new sales, continuing and new support services revenue, and a backlog of orders received and pending. The Company has no significant unused lines of credit at either March 31, 1996 or December 31, 1995. To date, bank credit lines have not been a significant component of the Company's liquidity and capital resources.

        At March 31, 1996, Sulcus' cash and cash equivalents increased to $3,000,511 from $1,202,325 at December 31, 1995, an increase of $1,798,186.
This increase is primarily the result of cash received during the first quarter of 1996 related to annual customers support agreements. This cash will be used to support operations throughout the remainder of 1996. Since the Company operates in a number of countries, cash and cash equivalents are maintained by the various operating subsidiaries in the local currencies of these countries for the purpose of paying expenses as they are due.

        The Company maintains a portfolio of short-term investments (primarily in the form of preferred stocks) which may be used for the purpose of providing liquidity. At March 31, 1996, the Company's short-term investment portfolio decreased to $12,232,390 from $12,408,075 at December 31, 1995, a decrease of $175,685 (1%) primarily related to declines in market value. These investments are subject to risk, most notably the risk that the market value of these assets will decline as the result of general market fluctuations, increases in interest rates or changes in the underlying operations of the investee.
Company policy does not require temporary investments to be investment grade as determined by a nationally recognized statistical rating organization nor does it require that such investments have any additional safety feature such as insurance. Through the first five months of 1995, the Company maintained its investment philosophy of actively buying and selling investments with the objective of generating profits of short-term differences in price ("Trading"). Management sold a portion of these investments in May and June of 1995 and invested the proceeds of these sales in securities which will be held for the generation primarily of dividend and interest income ("Available for Sale"). Additionally, the remaining investments were reclassified in 1995 from Trading to Available for Sale. The Company had borrowings at March 31, 1996, and December 31, 1995, of $6,313,889 and $6,062,905 respectively, on margin against its investments at the brokers internally established floating interest rate which was 7.875% at March 31, 1996.

        At March 31, 1996, accounts receivable decreased to $7,959,404, as compared to $11,134,576 at December 31, 1995, a decrease of $3,175,172 (29%)
primarily due to collections on annual support contracts. The Company's gross accounts receivable includes hardware and software support contracts as well as amounts due on system installations. The Company records a provision for amounts which it estimates may ultimately be uncollectible from customers. The allowance for uncollectible accounts remained relatively constant at March 31, 1996, increasing slightly to $2,618,013 as compared to $2,581,020 at December 31, 1995.

        The Company purchases computer hardware and other equipment from vendors under open accounts payable for the purpose of including these items in systems sold to customers. Hardware and equipment are readily available in the marketplace and therefore it is not necessary for the Company to maintain large quantities of inventories to meet customer needs. Inventories of computers, computer components and computer peripherals decreased to $2,513,392 at March 31, 1996 as compared to $2,573,826 at December 31, 1995, a decrease of $60,434 (2%). Accounts payable decreased to $3,600,038 at March 31, 1996 as compared to $4,352,408 at December 31, 1995, a decrease of $752,370 (17%).

        The Company leases facilities under operating lease agreements of varying terms. Properties and equipment consist primarily of leasehold improvements and equipment used in the conduct of business. Property and equipment, net of accumulated depreciation and amortization, increased to $2,409,965 at March 31, 1996 from $2,015,816 at December 31, 1995, an increase of $394,149.

        In addition to borrowings on margin against its investments, the Company has outstanding short and long-term borrowings from various financial institutions. At March 31, 1996, the Company had short-term borrowings (excluding borrowings under margin) of $211,554 as compared to $319,805 at December 31, 1995, a decrease of $108,251 (34%). At March 31, 1996, the
Company had long-term borrowings (including current and noncurrent portions) of $478,577 as compared to $128,695 at December 31, 1995, an increase of $349,882. This increase is primarily the result of 1996 capitalized lease obligations for equipment.

        The backlog of hardware and software orders at March 31, 1996 is expected to be filled within one year and amounted to $3,632,000 as compared to $3,353,000 at December 31, 1995.

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

        Certain lawsuits arising in the ordinary course of business are pending against the Company and its subsidiaries. The Company believes that the ultimate outcome of these actions will not result in a material adverse effect on the Company's consolidated financial position and liquidity.

PART II-OTHER INFORMATION

        ITEM 1.  LEGAL PROCEEDINGS

                                 SEC PROCEEDING

        On May 2, 1996, the Company entered into an agreement with the Securities and Exchange Commission ("Commission") resolving the previously disclosed investigation of the Company by the Commission. Without admitting or denying any wrongdoing, the Company agreed that it would not in the future violate Sections 17(a)(2) and (a)(3) of the Securities Act, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 promulgated thereunder. With respect to certain press releases issued during 1991 and 1992, the Order makes findings against Sulcus under Section 10(b) and Rule 10b-5. The Order does not make findings against Sulcus under Section 10(b) or Rule 10b-5 with regard to accounting practices. In addition, John Picardi, a Sulcus employee and former Chief Financial Officer of Sulcus' Hospitality Group, and Jeffrey Ratner, Sulcus' Chairman, without admitting or denying any wrongdoing, agreed that they would not in the future violate Sections 17(a)(2) and (a)(3) of the Securities Act, Sections 13(a), 13(b)(2)(A) and 13(b)(2) (B) of the Exchange Act and Rules 12b-20, 13a-1, 13a-13 and 13b 2-1 promulgated thereunder. There were no fines or other penalties imposed upon the Company or Mr. Ratner. Mr. Picardi agreed not to practice before the Commission as an accountant for a 30 month period.

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a)     Exhibit

                        27 Financial Data Schedule

                (b)     Reports on Form 8-K

                        None

                                 SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     SULCUS COMPUTER CORPORATION



DATE:   May 14, 1996                 BY:   /s/ H. RICHARD HOWIE
      ----------------                   --------------------------------
                                           H. Richard Howie
                                           Chief Financial Officer
                                            (Mr.Howie is the Principal Financial
                                            Officer and has been duly authorized
                                            to sign on behalf of the Registrant)