Form 10-Q
period 1996-06-30
SULCUS COMPUTER CORP
filed 1996-08-14
CIK 726712

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

                 For the quarterly period ended June 30, 1996

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

As of August 9, 1996, there were 15,275,949 shares of Common Stock, no par value, outstanding.

================================================================================

                                    INDEX


PART I.         FINANCIAL INFORMATION                              PAGE
        Consolidated Balance Sheets
                June 30, 1996 and December 31, 1995 ..............    3

        Consolidated Statements of Operations
                Six Months Ended June 30, 1996 and 1995...........    4

        Consolidated Statements of Operations
                Three Months Ended June 30, 1996 and 1995.........    5

        Consolidated Statements of Cash Flows
                Six Months Ended June 30, 1996 and 1995...........    6

        Consolidated Statements of Stockholders' Equity
                Six Months Ended June 30, 1996....................    7

        Notes to Consolidated Financial Statements................  8-9

        Management's Discussion and Analysis of Financial
                Condition and Results of Operations...............10-16


PART II.        OTHER INFORMATION

        Item 6.         Exhibits and Reports on Form 8-K..........   17

        Signatures................................................   18

                         SULCUS COMPUTER CORPORATION
                         CONSOLIDATED BALANCE SHEETS


                                                       ASSETS

                                                                                  June 30,              December 31,
                                                                                    1996                    1995
                                                                                 -----------             -----------
Current Assets
    Cash and cash equivalents                                                     $1,836,700              $1,202,325
    Short-term investments (at market)                                            12,083,557              12,408,075
    Restricted cash                                                                  378,133                 550,000
    Accounts receivable, net of allowance of $2,046,869
        and $2,581,020 in 1996 and 1995, respectively                              9,881,234              11,134,576
    Inventories                                                                    2,470,960               2,573,826
    Deferred taxes                                                                   146,649                 165,557
    Other current assets                                                           2,093,474               1,761,465
                                                                                 -----------             -----------
    Total current assets                                                          28,890,707              29,795,824


Purchased and capitalized software, net of accumulated amortization
    of $9,144,116 and $7,992,031 in 1996 and 1995, respectively                    4,233,299               4,941,695

Property and equipment, net of accumulated depreciation of $4,351,388
    and $4,247,168 in 1996 and 1995, respectively                                  2,343,268               2,015,816

Goodwill, net of accumulated amortization of $3,057,098
    and $2,672,714 in 1996 and 1995, respectively                                  7,442,299               7,826,683
Deferred taxes                                                                     1,953,104               1,934,196
Other noncurrent assets                                                              740,813                 812,564
                                                                                 -----------             -----------
Total Assets                                                                     $45,603,490             $47,326,778
                                                                                 ===========             ===========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Short-term borrowings                                                         $5,889,283              $6,382,710
    Current portion of long-term debt                                                 45,009                  46,713
    Current portion of obligations under capital leases                              152,022                     --
    Accounts payable                                                               3,760,920               4,352,408
    Shareholder litigation liability                                               2,832,299               3,108,097
    Deferred revenues                                                              4,890,883               6,195,289
    Customer deposits                                                              1,440,117               1,311,408
    Other accrued liabilities                                                      2,248,267               3,008,892
                                                                                 -----------             -----------
Total current liabilities                                                         21,258,800              24,405,517



Long-term debt, net of current portion                                                 3,999                  27,175
Obligations under capital leases, net of current portion                             230,071                     --

Commitments and contingencies




Stockholders' equity
    Common stock, no par value; 30,700,000 shares
        authorized (15,357,648 and 15,145,570 shares
        issued and issuable in 1996 and 1995, respectively)                       37,790,800              38,016,248
    Note receivable from stockholder                                                     --                 (500,000)
    Retained earnings (deficit)                                                  (13,324,089)            (14,747,712)
    Foreign currency adjustment                                                      (67,097)                (60,832)
    Cumulative unrealized gain (loss) on investments available for sale             (288,994)                186,382
                                                                                 -----------             -----------
Total Stockholders' Equity                                                        24,110,620              22,894,086
                                                                                 -----------             -----------
Total Liabilities and Stockholders' Equity                                       $45,603,490             $47,326,778
                                                                                 ===========             ===========

             See notes to the consolidated financial statements.

                          SULCUS COMPUTER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Six Months Ended June 30, 1996 and 1995


                                                                         1996                            1995
                                                                      ----------                      ----------
Net revenue:
    System sales                                                     $14,400,442                     $13,590,899
    Support revenue                                                    9,267,542                       8,280,033
    Dividends and other                                                  660,319                         592,759
                                                                     -----------                     -----------
        Total revenue                                                 24,328,303                      22,463,691
                                                                     -----------                     -----------


Cost of goods sold and services provided:
    Systems                                                            7,449,137                       6,836,300
    Support services                                                   2,606,784                       2,172,294
                                                                     -----------                     -----------
        Total cost of sales and services provided                     10,055,921                       9,008,594


Expenses:
    Selling, general, and administrative                              11,191,251                      11,400,236
    Research and development (net of capitalized
        software of $556,332 and $495,404 during the
        six months ended June 30, 1996 and 1995,
        respectively)                                                    590,214                         646,993
    Interest                                                             290,958                         285,164
    Depreciation and amortization                                        776,336                         853,867
    Unrealized (gain) loss on investments                                -----                        (1,462,005)
                                                                     -----------                     -----------
        Total expenses                                                12,848,759                      11,724,255
                                                                     -----------                     -----------

Income before income taxes                                             1,423,623                       1,730,842
Income taxes                                                             -----                           -----
                                                                     -----------                     -----------
        Net income                                                    $1,423,623                      $1,730,842
                                                                     ===========                     ===========

Income per common share:
    Net income                                                             $0.08                           $0.12
                                                                           =====                           =====


Weighted average number of common shares                              16,844,442                      14,801,259
                                                                      ==========                      ==========

              See notes to the consolidated financial statements.

                          SULCUS COMPUTER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended June 30, 1996 and 1995


                                                                         1996                            1995
                                                                      ----------                      ----------
Net revenue:
    System sales                                                      $7,875,624                      $6,787,612
    Support revenue                                                    4,850,372                       4,067,033
    Dividends and other                                                  327,288                         297,992
                                                                     -----------                     -----------
        Total revenue                                                 13,053,284                      11,152,637
                                                                     -----------                     -----------


Cost of goods sold and services provided:
    Systems                                                            4,141,168                       3,300,043
    Support services                                                   1,446,987                       1,093,767
                                                                     -----------                     -----------
        Total cost of sales and services provided                      5,588,155                       4,393,810


Expenses:
    Selling, general, and administrative                               5,685,057                       5,821,078
    Research and development (net of capitalized
        software of $315,682 and $297,700 during the
        three months ended June 30, 1996 and 1995,
        respectively)                                                    322,963                         280,545
    Interest                                                             162,159                         142,666
    Depreciation and amortization                                        392,731                         407,553
    Unrealized (gain) loss on investments                                -----                          (580,322)
                                                                     -----------                     -----------
        Total expenses                                                 6,562,910                       6,071,520
                                                                     -----------                     -----------

Income before income taxes                                               902,219                         687,307
Income taxes                                                             -----                           -----
                                                                     -----------                     -----------
        Net income                                                      $902,219                        $687,307
                                                                     ===========                     ===========

Income per common share:
    Net income                                                             $0.05                           $0.05
                                                                           =====                           =====


Weighted average number of common shares                              17,017,544                      14,842,427
                                                                      ==========                      ==========

              See notes to the consolidated financial statements.

                          SULCUS COMPUTER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1996 and 1995

                                                                             1996                  1995
                                                                          ----------            ----------
Cash flow from operating activities:
    Net income                                                            $1,423,623            $1,730,842

    Adjustments to reconcile net income
    to net cash provided by operating activities:
         Depreciation                                                        391,952               495,128
         Amortization of capitalized software                              1,281,381             1,165,231
         Amortization of goodwill                                            384,384               358,739
         Provision for doubtful accounts                                     229,647               281,454
         Unrealized and realized (gain) loss on investments                   -----             (1,462,005)
         Realized (gain) on investments                                       (8,750)              -----
         (Purchases) of trading securities                                    -----               (717,726)
         Change in assets and liabilities:
              Restricted cash                                                171,867               500,000
              Accounts receivable                                          1,023,695             3,017,015
              Inventory                                                      102,866              (245,119)
              Other current assets                                          (218,332)              406,876
              Other assets                                                    92,065                27,831
              Accounts payable                                              (591,488)           (1,678,622)
              Deferred revenues                                           (1,304,406)           (2,253,473)
              Shareholder litigation                                        (275,798)              (76,344)
              Customer deposits                                              128,709              (403,661)
              Accrued liabilities                                           (567,818)             (773,057)
                                                                          ----------            ----------
              Total adjustments                                              839,974            (1,357,733)
                                                                          ----------            ----------
Net cash provided by operating activities                                  2,263,597               373,109

Cash flows from investing activities:
    Purchases of available for sale securities                              (392,108)               (6,590)
    Proceeds from sales of available for sale securities                     250,000               -----
    Investment in sales-type leases                                         (176,072)              (90,674)
    Payments received on sales-type leases                                    42,081               156,013
    Capital expenditures                                                    (736,057)             (215,867)
    Software development capitalized                                        (556,332)             (495,404)
                                                                          ----------            ----------
Net cash (used in) investing activities                                   (1,568,488)             (652,522)
                                                                          ----------            ----------

Cash flows from financing activities:
    Short term borrowings                                                   (493,427)             (153,721)
    Principal payments on long-term debt                                     (24,880)             (440,193)
    Borrowings under capital lease agreements                                373,739               -----
    Payments under capital lease agreements                                  (46,453)              -----
    Proceeds from stock options exercised                                    136,552                36,570
                                                                          ----------            ----------
Net cash (used in) financing activities                                      (54,469)             (557,344)
                                                                          ----------            ----------

Cumulative translation adjustment                                             (6,265)              119,329
                                                                          ----------            ----------

Net increase (decrease) in cash
     and cash equivalents                                                    634,375              (717,428)

Cash equivalents at beginning of period                                    1,202,325             1,933,895
                                                                          ----------            ----------

Cash equivalents at end of period                                         $1,836,700            $1,216,467
                                                                          ==========            ==========

              See notes to the consolidated financial statements.

                          SULCUS COMPUTER CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         Six Months Ended June 30, 1996


                                                                                             Cumulative
                                                                                             Unrealized
                                           Common Shares                                     Gain (Loss)      Note
                                     ------------------------     Retained      Foreign    on Investments  Receivable     Stock-
                                      Number of                   Earnings      Currency     Available       From        holders'
                                       Shares        Amount       (Deficit)    Adjustment     For Sale    Stockholder     Equity
                                     ----------   -----------   -------------  ----------  -------------- -----------   -----------
Balance, January 1, 1996             15,145,570   $38,016,248   ($14,747,712)   ($60,832)     $186,382     ($500,000)   $22,894,086

  Stock options exercised                83,698       136,552        ----          ----         ----          ----          136,552
  Cancellation of shares in repayment
    of shareholder loans               (220,000)     (550,000)       ----          ----         ----         500,000        (50,000)
  Adjustment of shares issuable for
    purchase of Techotel A.G.           271,859        ----          ----          ----         ----          ----           ----
  Adjustment of shares issuable
    under earn-out agreement for
    Lodgistix Scandinavia A.S.            7,688        ----          ----          ----         ----          ----           ----
  Cumulative unrealized (loss) on
     investments available for sale      ----          ----          ----          ----       (475,376)       ----         (475,376)
  Issuance of stock for payment
     of accrued expenses                 68,833       188,000        ----          ----         ----          ----          188,000
  Cumulative translation adjustment      ----          ----          ----         (6,265)       ----          ----           (6,265)
  Net income                             ----          ----        1,423,623       ----         ----          ----        1,423,623
                                     ----------   -----------   ------------    --------     ---------     ---------    -----------
Balance, June 30, 1996               15,357,648   $37,790,800   ($13,324,089)   ($67,097)    ($288,994)     $ ----      $24,110,620
                                     ==========   ===========   ============    ========     =========     =========    ===========

              See notes to the consolidated financial statements.

                          SULCUS COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996


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

NOTE 2.  SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

         On May 2, 1996, the Company entered into an agreement with the Securities and Exchange Commission ("Commission"), resolving an investigation which commenced in 1993. Under the terms of the May 2, 1996 agreement, without admitting or denying any wrongdoing, the Company agreed that it would not in the future violate Sections 17(a)(2) and (a)(3) of the Securities Act, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1, and 13a-13 promulgated thereunder. With respect to certain press releases issued during 1991 and 1992, the Order makes findings against Sulcus under Section 10(b) and Rule 10b- 5. The Order does not make findings against Sulcus under Section 10(b) or Rule 10b-5 with regard to accounting practices. In addition, a former accounting officer of the Company and the Company's Chairman, without admitting or denying any wrongdoing agreed that they would not in the future violate Sections 17(a)(2) and (a)(3) of the Securities Act; Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 12b-20, 13a-1, 13a-13, and 13b 2-1 promulgated thereunder. There were no fines or other penalties imposed upon the Company or its Chairman. The Company's former accounting officer agreed not to practice before the Commission as an accountant for a 30 month period.

NOTE 3.  INCOME TAXES

         In the six months ended June 30, 1996 the Company reflected no provision for income taxes on pre-tax profits of $1,423,623. This is based upon management's determination to reduce previously established valuation reserves related to deferred tax assets, including tax loss carryforwards, pursuant to SFAS 109.

                          SULCUS COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996


         At June 30, 1996 and December 31, 1995, the Company had net deferred tax assets, liabilities and valuation reserves as follows:

                                                                            June 30,     December 31,
                                                                              1996          1995
                                                                              ----          ----
         Deferred tax assets (net of deferred tax
            liabilities), including tax loss carryforwards                $12,073,276    $ 12,633,976
         Valuation allowance                                               (9,973,523)    (10,534,223)
                                                                          -----------    ------------
         Net deferred tax amounts                                         $ 2,099,753    $  2,099,753
                                                                          ===========    ============


NOTE 4.  EARNINGS PER SHARE

         Primary earnings per share is determined by dividing net earnings by the weighted number of common shares outstanding. When dilutive, common stock options are included in the computation. Fully diluted net income per share is not presented as it is either anti-dilutive or not different from primary earnings per share.

NOTE 5.  ACQUISITIONS

         The purchase agreement for Techotel A.G. (Techotel) provided for the Company to issue shares of Sulcus Common Stock valued at $1,000,000. This was originally calculated to be 128,141 shares, however, a provision in the purchase agreement provided for the valuation of shares at a certain future date. This date was December 31, 1994 at which time the share value was $2.50 and the number of shares issuable were calculated to be 400,000. The parties agreed to this interpretation of the contract in May 1996 and the number of shares issuable was adjusted at that time. In addition, the Company and former shareholders of Techotel agreed to the repayment of the $500,000 loan to shareholders through the cancellation of 200,000 shares issuable under the purchase agreement.

         In May 1996, the Company and the former shareholders of Lodgistix Scandinavia A.S. (Lodgistix Scandinavia) agreed to the repayment of a $50,000 loan to shareholders through the cancellation of 20,000 shares issuable under the purchase agreement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

         The Company had net income of $902,219 in the quarter ended June 30, 1996 as compared to $687,307 in the quarter ended June 30, 1995 on sales which increased by $1,871,351 (17%) for these same periods. In 1995, the Company reported unrealized gains on its investment portfolio of $580,322. When eliminating this amount for the purpose of comparability, the Company showed an improvement on earnings from $106,985 to $902,219, a change of $795,234. The Company's results for the quarter ended June 30, 1996 improved over those for the same period of 1995 primarily as a result of improvements in margins ($677,006) and reductions in selling, general and administrative expenses ($136,021).
In 1995, the Company had Trading Securities which had unrealized market appreciation in the second quarter of $580,322. Since that time, the Company has restructured its portfolio and, therefore, these unrealized market changes are no longer a component of net income.

         Net sales for the quarter ended June 30, 1996 were $12,725,996, representing an increase of $1,871,351 (17%) when compared to net sales of $10,854,645 for the same period of 1995. Net system sales for the quarter ended June 30, 1996 were $7,875,624 as compared to $6,787,612 for the same period of 1995, an increase of $1,088,012 (16%) due primarily to increased sales of the Company's Point of Sale Systems and the delivery of systems under a significant contract by the Company's Hong Kong sales office. Support revenues for the quarter ended June 30, 1996 were $4,850,372 as compared to $4,067,033 for the same period of 1995, an increase of $783,339 (19%) due primarily to an increased base of Point of Sale installations in 1995. Support revenues are billed and collected in advance for periods of one to twelve months and are recognized as support revenues ratably over the contract period. Sales by offices and distributors of the Company were $10,250,741 (81%) and $2,475,255 (19%), respectively, of net sales for the quarter ended June 30, 1996 as compared to $8,597,302 (79%) and $2,257,343 (21%) for the comparable 1995 period.

         Cost of goods sold for the quarter ended June 30, 1996 increased to $5,588,155 from $4,393,810, an increase of $1,194,345 (27%) from the comparable 1995 period. Cost of goods sold as a percentage of net sales increased for the quarter ended June 30, 1996 to 44%, as compared to 40% for the same period of 1995. Gross margins of the Company increased to $7,137,841 from $6,460,835, an increase of $677,006 (10%) over the same period of 1995. Cost of system sales for the quarter ended June 30, 1996 was $4,141,168 (53% of system sales) as compared to $3,300,043 (49%
of system sales) for the same period of 1995, an increase of $841,125 (25%), due primarily to the mix of software and hardware sales. Cost of support for the quarter ended June 30, 1996 was $1,446,987 (30% of support revenues) as compared to $1,093,767 (27% of support revenues) for the same period of 1995, an increase of $353,220 (32%).

         Selling, general, and administrative expenses decreased in 1996 when compared to 1995. For the quarter ended June 30, 1996, these expenses were $5,685,057 as compared to $5,821,078 a decrease of $136,021 (2%) from the same period of 1995. Selling, general, and administrative expenses as a percentage of net sales was 45% for the quarter ended June 30, 1996 as compared to 54% for the same period of 1995.

         Research and development expense for the quarter ended June 30, 1996 increased to $322,963 from $280,545, an increase of $42,418 (15%)
over the same period of 1995. Total amounts expended on research and development (including amounts expensed and amounts capitalized) was $638,645 and $578,245 for the quarters ended June 30, 1996 and 1995, respectively.

         Depreciation and amortization expense for the quarter ended June 30, 1996 decreased to $392,731 from $407,553 for the same period of 1995, a decrease of $14,822 (4%).

         Dividends and other income for the quarter ended June 30, 1996 was $327,288 as compared to $297,992 for the same period of 1995, an increase of $29,296 (10%), due to higher rates earned on invested balances.

         Interest expense for the quarter ended June 30, 1996 increased to $162,159 from $142,666 for the same period of 1995, an increase of $19,493 (14%) due primarily to higher outstanding borrowings.

         The Company conducts its worldwide operations through separate geographic area organizations which represent major markets or combinations of related markets. Transfers between markets are valued at cost. Financial information by geographic area for the quarters ended June 30, 1996 and 1995 and as of June 30, 1996 and December 31, 1995 is summarized as follows:

                                                                  Three months ended June 30,
                                                                     1996            1995
                                                                  -----------     -----------
Net revenues(1):
  Domestic                                                        $ 8,526,324     $ 7,789,838
  Canada                                                            1,459,600       1,030,937
  Pacific Region                                                    1,828,096       1,196,206
  Europe                                                            1,239,264       1,135,656
                                                                  -----------     -----------
Consolidated net revenues                                         $13,053,284     $11,152,637
                                                                  ===========     ===========

Net income (loss):
  Domestic                                                           $780,086       $ 936,346
  Canada                                                              150,785         190,345
  Pacific Region                                                       49,631        (398,625)
  Europe                                                              (78,283)        (40,759)
                                                                     --------       ---------
Consolidated net income                                              $902,219       $ 687,307
                                                                     ========       =========


                                                                   June 30,       December 31,
                                                                     1996            1995
                                                                  -----------     ------------
Identifiable assets:
  Domestic                                                        $35,637,661     $37,646,558
  Canada                                                            1,900,386       1,562,171
  Pacific Region                                                    3,709,569       3,437,539
  Europe                                                            4,355,874       4,680,510
                                                                  -----------     -----------
Consolidated identifiable assets                                  $45,603,490     $47,326,778
                                                                  ===========     ===========

(1) Sales between geographic areas and export sales are not material.

         The Company had a net deferred tax asset amounting to $2,099,753, net of valuation allowances of $9,973,523 at June 30, 1996 and $10,534,223 at December 31, 1995. The valuation allowance was decreased in the quarter ended June 30, 1996 by $428,312 and was decreased in the quarter ended June 30, 1995 by $412,252 reflecting the Company's estimate of the valuation allowance necessary to reduce the net deferred tax asset to the net recoverable amount. As a result, the income statements for the quarters ended June 30, 1996 and 1995 do not reflect any income tax provision on the pre-tax operating results for those periods. As more fully discussed in the six month evaluation of operations herein, the realizability of this deferred tax asset is contingent upon a number of factors including the ability of the Company to maintain a level of operations that will generate taxable income.


  SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

         The Company had net income of $1,423,623 in the six months ended June 30, 1996 as compared to $1,730,842 in the six months ended June 30, 1995 on sales which increased by $1,797,052 (8%) for these same periods. In 1995, the Company reported unrealized gains on its investment portfolio of $1,462,005. When eliminating this amount for the purpose of comparability, the Company showed an improvement on earnings from $268,837 to $1,423,623, a change of $1,154,786. The Company's results for the six months ended June 30, 1996 improved over those for the same period of 1995 primarily as a result of improvements in margins ($749,725) and reductions in selling, general and administrative expenses ($208,985). In 1995, the Company had Trading Securities which had unrealized market appreciation in the first six months of $1,462,005. Since that time, the Company has restructured its portfolio and, therefore, these unrealized market changes are no longer a component of net income.


         Net sales for the six months ended June 30, 1996 were $23,667,984, representing an increase of $1,797,052 (8%) when compared to net sales of $21,870,932 for the same period of 1995. Net system sales for the six months ended June 30, 1996 were $14,400,442 as compared to $13,590,899 for the same period of 1995, an increase of $809,543 (6%) due primarily to increased sales of the Company's Point of Sale Systems and the delivery of systems under significant contracts by the Company's Singapore and Hong Kong sales offices. Support revenues for the six months ended June 30, 1996 were $9,267,542 as compared to $8,280,033 for the same period of 1995, an increase of $987,509 (12%) due primarily to an increased base of Point of Sale installations in 1995. Support revenues are billed and collected in advance for periods of one to twelve months and are recognized as support revenues ratably over the contract period. Sales by offices and distributors of the Company were $19,560,834 (83%) and $4,107,150 (17%), respectively, of net sales for the six months ended June 30, 1996 as compared to $17,125,793 (78%) and $4,745,139
(22%) for the comparable 1995 period.

         Cost of goods sold for the six months ended June 30, 1996 increased to $10,055,921 from $9,008,594, an increase of $1,047,327 (12%) from the comparable 1995 period. Cost of goods sold as a percentage of net sales increased for the six months ended June 30, 1996 to 42%, as compared to 41% for the same period of 1995. Gross margins of the Company increased to $13,612,063 from $12,862,338, an increase of $749,725 (6%) over the same period of 1995. Cost of system sales for the six months ended June 30, 1996 was $7,449,137 (52% of system sales) as compared to $6,836,300 (50% of system sales) for the same period of 1995, an increase of $612,837 (9%), due primarily to the mix of software and hardware sales. Cost of support for the six months ended June 30, 1996 was $2,606,784 (28% of support revenues) as compared to $2,172,294 (26% of support revenues) for the same period of 1995, an increase of $434,490 (20%).

         Selling, general, and administrative expenses decreased in 1996 when compared to 1995. For the six months ended June 30, 1996, these expenses were $11,191,251 as compared to $11,400,236 a decrease of $208,985 (2%) from the same period of 1995. Selling, general, and administrative expenses as a percentage of net sales was 47% for the six months ended June 30, 1996 as compared to 52% for the same period of 1995.

         Research and development expense for the six months ended June 30, 1996 decreased to $590,214 from $646,993, a decrease of $56,779 (10%) over the same period of 1995. This decrease is attributable primarily to greater amounts capitalized in 1996 as compared to 1995. Total amounts expended on research and development (including amounts expensed and amounts capitalized) was $1,146,546 and $1,142,397 for the six months ended June 30, 1996 and 1995, respectively.

         Depreciation and amortization expense for the six months ended June 30, 1996 decreased to $776,336 from $853,867 for the same period of 1995, a decrease of $77,531 (9%).

         Dividends and other income for the six months ended June 30, 1996 was $660,319 as compared to $592,759 for the same period of 1995, an increase of $67,560 (11%), due to higher rates earned on invested balances.

         Interest expense for the six months ended June 30, 1996 increased to $290,958 from $285,164 for the same period of 1995, an increase of $5,794 (2%).

         The Company conducts its worldwide operations through separate geographic area organizations which represent major markets or combinations of related markets. Transfers between markets are valued at cost. Financial information by geographic area for the six months ended June 30, 1996 and 1995 and as of June 30, 1996 and December 31, 1995 is summarized as follows:

                                                                   Six months ended June 30,
                                                                     1996            1995
                                                                  -----------     -----------
Net revenues(1):
  Domestic                                                        $15,653,790     $15,845,855
  Canada                                                            2,553,657       1,911,411
  Pacific Region                                                    3,347,041       2,131,687
  Europe                                                            2,773,815       2,574,738
                                                                  -----------     -----------
Consolidated net revenues                                         $24,328,303     $22,463,691
                                                                  ===========     ===========

Net income (loss):
  Domestic                                                         $1,414,025      $2,432,817
  Canada                                                              131,079         258,414
  Pacific Region                                                      (19,699)       (797,960)
  Europe                                                             (101,782)       (162,429)
                                                                   ----------      ----------
Consolidated net income                                            $1,423,623      $1,730,842
                                                                   ==========      ==========


                                                                    June 30,      December 31,
                                                                     1996             1995
                                                                  -----------     ------------
Identifiable assets:
  Domestic                                                        $35,637,661     $37,646,558
  Canada                                                            1,900,386       1,562,171
  Pacific Region                                                    3,709,569       3,437,539
  Europe                                                            4,355,874       4,680,510
                                                                  -----------     -----------
Consolidated identifiable assets                                  $45,603,490     $47,326,778
                                                                  ===========     ===========

(1) Sales between geographic areas and export sales are not material.

         The Company had a net deferred tax asset amounting to $2,099,753, net of valuation allowances of $9,973,523 at June 30, 1996 and $10,534,223 at December 31, 1995. The valuation allowance was decreased in the six months ended June 30, 1996 by $560,700 and was decreased in the six months ended June 30, 1995 by $1,033,323 reflecting the Company's estimate of the valuation allowance necessary to reduce the net deferred tax asset to the net recoverable amount. As a result, the income statements for the six months ended June 30, 1996 and 1995 do not reflect any income tax provision on the pre-tax operating results for those periods. The realizability of this deferred tax asset is contingent upon a number of factors including the ability of the Company to maintain a level of operations that will generate taxable income. Management believes that it is more likely than not that the Company will generate taxable income sufficient to realize a portion of the tax benefits associated with net operating losses and tax credit carryforwards prior to their expiration. This belief is based upon the Company's view of expected profits in 1996 and the next several years. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a non-cash charge to expense. However, if the Company achieves sufficient profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a non-cash credit to income.


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

         Current short-term capital needs will be funded primarily through internal working capital and anticipated operating revenues from new sales, continuing and new support services revenue, and a backlog of orders received and pending. The Company has no significant unused lines of credit at either June 30, 1996 or December 31, 1995. To date, bank credit lines have not been a significant component of the Company's liquidity and capital resources.

         At June 30, 1996, Sulcus' cash and cash equivalents increased to $1,836,700 from $1,202,325 at December 31, 1995, an increase of $634,375. This increase is primarily the result of cash received during the first half of 1996 related to annual customers support agreements. This cash will be used to support operations throughout the remainder of 1996. Since the Company operates in a number of countries, cash and cash equivalents are maintained by the various operating subsidiaries in the local currencies of these countries for the purpose of paying expenses as they are due.

         The Company maintains a portfolio of short-term investments (primarily in the form of preferred stocks) which may be used for the purpose of providing liquidity. At June 30, 1996, the Company's short-term investment portfolio decreased to $12,083,557 from $12,408,075 at December 31, 1995, a decrease of $324,518 (3%) primarily related to declines in market value. These investments are subject to risk, most notably the risk that the market value of these assets will decline as the result of general market fluctuations, increases in interest rates or changes in the underlying operations of the investee.
Company policy does not require temporary investments to be investment grade as determined by a nationally recognized statistical rating organization nor does it require that such investments have any additional safety feature such as insurance. Through the first five months of 1995, the Company maintained its investment philosophy of actively buying and selling investments with the objective of generating profits of short-term differences in price ("Trading"). Management sold a portion of these investments in May and June of 1995 and invested the proceeds of these sales in securities which will be held for the generation primarily of dividend and interest income ("Available for Sale"). Additionally, the remaining investments were reclassified in 1995 from Trading to Available for Sale. The Company had borrowings at June 30, 1996, and December 31, 1995, of $5,814,644 and $6,062,905 respectively, on margin against its investments at the brokers internally established floating interest rate which was 7.875% at June 30, 1996.

         At June 30, 1996, accounts receivable decreased to $9,881,234, as compared to $11,134,576 at December 31, 1995, a decrease of $1,253,342 (11%)
primarily due to collections on annual support contracts. The Company's gross accounts receivable includes hardware and software support contracts as well as amounts due on system installations. The Company records a provision for amounts which it estimates may ultimately be uncollectible from customers. The allowance for uncollectible accounts decreased at June 30, 1996 to $2,046,869 as compared to $2,581,020 at December 31, 1995, due to write-offs of accounts receivable.

         The Company purchases computer hardware and other equipment from vendors under open accounts payable for the purpose of including these items in systems sold to customers. Hardware and equipment are readily available in the marketplace and therefore it is not necessary for the Company to maintain large quantities of inventories to meet customer needs. Inventories of computers, computer components and computer peripherals decreased to $2,470,960 at June 30, 1996 as compared to $2,573,826 at December 31, 1995, a decrease of $102,866 (4%). Accounts payable decreased to $3,760,920 at June 30, 1996 as compared to $4,352,408 at December 31, 1995, a decrease of $591,488 (14%).

         The Company leases facilities under operating lease agreements of varying terms. Properties and equipment consist primarily of leasehold improvements and equipment used in the conduct of business. Property and equipment, net of accumulated depreciation and amortization, increased to $2,343,268 at June 30, 1996 from $2,015,816 at December 31, 1995, an increase of $327,452 (16%).

         In addition to borrowings on margin against its investments, the Company has outstanding short and long-term borrowings from various financial institutions. At June 30, 1996, the Company had short-term borrowings (excluding borrowings under margin) of $74,639 as compared to $319,805 at December 31, 1995, a decrease of $245,166 (77%). At June 30, 1996, the
Company had long-term borrowings (including current and noncurrent portions) of $431,101 as compared to $73,888 at December 31, 1995, an increase of $357,213. This increase is primarily the result of 1996 capitalized lease obligations for equipment.

         The backlog of hardware and software orders at June 30, 1996 is expected to be filled within one year and amounted to $3,517,000 as compared to $3,353,000 at December 31, 1995.

         The Company's ability to develop and expand its presence in the hospitality industry and expand existing business lines for its other markets depends, in a large part, on the availability of adequate funds. Cash flow has been favorably impacted during the past year by improving sales and profitability. These funds have generally been used to reduce levels of accounts payable, to fund the development of the Company's software products, to fund capital expenditures and to repay short-term borrowings. Management expects that to meet customer needs, it must begin to increase levels in inventories for the Company's manufactured point-of-sale products and continue to invest in the development of the Company's software products at levels consistent with those of the past two years. To finance these needs, the Company will rely primarily on operating cash flow over the next several years together with currently available working capital. In addition, the Company is considering the issuance of additional capital stock. On a longer term basis, the Company is working with financial institutions to develop relationships which will be used, in part, to provide working capital facilities which will be utilized in the Company's operations. Nonetheless, if technological changes render Sulcus' products uncompetitive or obsolete, or, if the Company incurs operating losses, additional capital may be required. There can be no assurance that any financing will be available when needed, or, if available, that it can be obtained on terms satisfactory to the Company.

         In furtherance of the Company's strategy of acquisition of computer software products or companies that complement or expand existing business lines, the Company intends to continue its pursuit to acquire additional businesses or software products and/or to create joint ventures related to existing businesses for this purpose. The Company currently has no plans, agreements or commitments for any such transactions and is not currently engaged in any active negotiations with respect to any such transactions.
There can be no assurance that the Company will be able to acquire companies or software products on a favorable basis.

         Certain lawsuits arising in the ordinary course of business are pending against the Company and its subsidiaries. The Company believes that the ultimate outcome of these actions will not result in a material adverse effect on the Company's consolidated financial position and liquidity.

PART II-OTHER INFORMATION


        ITEM 6.     EXHIBITS AND REPORTS ON FROM 8-K

              (a)   Exhibits

                    None

              (b)   Reports on Form 8-K

                    None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                SULCUS COMPUTER CORPORATION


DATE:  August 14, 1996          BY: /s/ H. RICHARD HOWIE
      --------------------          -------------------------------------
                                        H. Richard Howie
                                        Chief Financial Officer
                                         (Mr. Howie is the Principal Financial
                                         Officer and has been duly authorized
                                         to sign on behalf of the Registrant)