Form 10-Q
period 1996-09-30
SULCUS COMPUTER CORP
filed 1996-11-14
CIK 726712

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    --------

                                   FORM 10-Q

         (Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of November 6, 1996, there were 15,699,131 shares of Common Stock, no par value, outstanding.


================================================================================

                                     INDEX

PART I.           FINANCIAL INFORMATION                                                                        PAGE
         Consolidated Balance Sheets
                  September 30, 1996 and December 31, 1995................................................        3

         Consolidated Statements of Operations
                  Nine Months Ended September 30, 1996 and 1995...........................................        4

         Consolidated Statements of Operations
                  Three Months Ended September 30, 1996 and 1995..........................................        5

         Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1996 and 1995...........................................        6

         Consolidated Statements of Stockholders' Equity
                  Nine Months Ended September 30, 1996....................................................        7

         Notes to Consolidated Financial Statements.......................................................      8-9

         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...................................................................    10-15

PART II.          OTHER INFORMATION

         Item 6.           Exhibits and Reports on Form 8-K...............................................       16

         Signatures.......................................................................................       17

                         SULCUS COMPUTER CORPORATION
                         CONSOLIDATED BALANCE SHEETS


                                                       ASSETS

                                                                                  September  30,          December 31,
                                                                                       1996                   1995
                                                                                  --------------          -----------
Current Assets
    Cash and cash equivalents                                                      $ 2,644,067             $ 1,202,325
    Short-term investments (at market)                                              12,271,913              12,408,075
    Restricted cash                                                                    169,998                 550,000
    Accounts receivable, net of allowance of $2,153,523
        and $2,581,020 in 1996 and 1995, respectively                                9,206,467              11,134,576
    Inventories                                                                      2,444,632               2,573,826
    Deferred taxes                                                                     146,891                 165,557
    Other current assets                                                             1,508,789               1,761,465
                                                                                   -----------             -----------
    Total current assets                                                            28,392,757              29,795,824


Purchased and capitalized software, net of accumulated amortization
    of $9,869,286 and $7,992,031 in 1996 and 1995, respectively                      3,779,708               4,941,695

Property and equipment, net of accumulated depreciation of $4,548,694
    and $4,247,168 in 1996 and 1995, respectively                                    2,336,128               2,015,816

Goodwill, net of accumulated amortization of $3,249,290
    and $2,672,714 in 1996 and 1995, respectively                                    7,418,857               7,826,683
Deferred taxes                                                                       1,952,862               1,934,196
Other noncurrent assets                                                                741,029                 812,564
                                                                                   -----------             -----------
Total Assets                                                                       $44,621,341             $47,326,778
                                                                                   ===========             ===========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Short-term borrowings                                                          $ 5,549,427              $6,382,710
    Current portion of long-term debt                                                   38,255                  46,713
    Current portion of obligations under capital leases                                142,983                      --
    Accounts payable                                                                 3,460,459               4,352,408
    Shareholder litigation liability                                                 1,978,818               3,108,097
    Deferred revenues                                                                4,076,964               6,195,289
    Customer deposits                                                                1,499,999               1,311,408
    Other accrued liabilities                                                        2,030,550               3,008,892
                                                                                   -----------             -----------
Total current liabilities                                                           18,777,455              24,405,517



Long-term debt, net of current portion                                                      --                  27,175
Obligations under capital leases, net of current portion                               207,671                      --

Commitments and contingencies




Stockholders' equity
    Common stock, no par value; 30,700,000 shares
        authorized (15,847,057 and 15,145,570 shares
        issued and issuable in 1996 and 1995, respectively)                         38,807,418              38,016,248
    Note receivable from stockholder                                                        --                (500,000)
    Retained earnings (deficit)                                                    (13,007,115)            (14,747,712)
    Foreign currency adjustment                                                        (53,896)                (60,832)
    Cumulative unrealized gain (loss) on investments available for sale               (110,192)                186,382
                                                                                   -----------             -----------
Total Stockholders' Equity                                                          25,636,215              22,894,086
                                                                                   -----------             -----------
Total Liabilities and Stockholders' Equity                                         $44,621,341             $47,326,778
                                                                                   ===========             ===========

             See notes to the consolidated financial statements.

                          SULCUS COMPUTER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Nine Months Ended September 30, 1996 and 1995


                                                                         1996                            1995
                                                                      ----------                      ----------
Net revenue:
    System sales                                                     $22,880,050                     $20,178,554
    Support revenue                                                   14,104,250                      12,544,202
    Dividends and other                                                  984,568                         938,431
                                                                     -----------                     -----------
        Total revenue                                                 37,968,868                      33,661,187
                                                                     -----------                     -----------


Cost of goods sold and services provided:
    Systems                                                           12,559,150                      10,477,458
    Support services                                                   4,018,655                       3,462,635
                                                                     -----------                     -----------
        Total cost of sales and services provided                     16,577,805                      13,940,093


Expenses:
    Selling, general, and administrative                              17,105,150                      16,843,723
    Research and development (net of capitalized
        software of $823,085 and $756,273 during the
        nine months ended September 30, 1996
        and 1995, respectively)                                          942,941                         938,367
    Interest                                                             431,463                         421,342
    Depreciation and amortization                                      1,170,912                       1,176,117
    Unrealized (gain) loss on investments                                     --                      (1,462,005)
                                                                     -----------                     -----------
        Total expenses                                                19,650,466                      17,917,544
                                                                     -----------                     -----------

Income before income taxes                                             1,740,597                       1,803,550
Income taxes                                                                  --                              --
                                                                     -----------                     -----------
        Net income                                                   $ 1,740,597                     $ 1,803,550
                                                                     ===========                     ===========

Income per common share:
    Net income                                                             $0.10                           $0.12
                                                                           =====                           =====


Weighted average number of common shares                              16,868,519                      14,741,019
                                                                      ==========                      ==========

              See notes to the consolidated financial statements.

                          SULCUS COMPUTER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 1996 and 1995


                                                                         1996                            1995
                                                                      ----------                      ----------
Net revenue:
    System sales                                                      $8,479,608                     $ 6,587,655
    Support revenue                                                    4,836,708                       4,264,169
    Dividends and other                                                  324,249                         345,672
                                                                      ----------                     -----------
        Total revenue                                                 13,640,565                      11,197,496
                                                                      ----------                     -----------


Cost of goods sold and services provided:
    Systems                                                            5,110,013                       3,641,158
    Support services                                                   1,411,871                       1,290,341
                                                                      ----------                     -----------
        Total cost of sales and services provided                      6,521,884                       4,931,499


Expenses:
    Selling, general, and administrative                               5,913,899                       5,443,487
    Research and development (net of capitalized
        software of $266,753 and $260,140 during the
        three months ended September 30, 1996 and 1995,
        respectively)                                                    352,727                         291,374
    Interest                                                             140,505                         136,178
    Depreciation and amortization                                        394,576                         322,250
                                                                      ----------                     -----------
        Total expenses                                                 6,801,707                       6,193,289
                                                                      ----------                     -----------

Income before income taxes                                               316,974                          72,708
Income taxes                                                                  --                              --
                                                                      ----------                     -----------
        Net income                                                    $  316,974                     $    72,708
                                                                      ==========                     ===========

Income per common share:
    Net income                                                        $     0.02                      $     0.00
                                                                      ==========                      ==========


Weighted average number of common shares                              16,947,948                      14,836,634
                                                                      ==========                      ==========

              See notes to the consolidated financial statements.

                          SULCUS COMPUTER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Nine Months Ended September 30, 1996 and 1995

                                                                             1996                  1995
                                                                          ----------            ----------
Cash flow from operating activities:
    Net income                                                            $1,740,597            $1,803,550

    Adjustments to reconcile net income
    to net cash provided by operating activities:
         Depreciation                                                        594,336               657,851
         Amortization of capitalized software                              2,007,108             1,771,430
         Amortization of goodwill                                            576,576               518,266
         Provision for doubtful accounts                                     435,023               364,694
         Unrealized (gain) loss on investments                                    --            (1,462,005)
         Realized (gain) loss on investments                                  (8,750)                   --
         (Purchases) of trading securities                                        --              (717,726)
         Change in assets and liabilities:
              Restricted cash                                                380,002               500,000
              Accounts receivable                                          1,493,086             3,591,516
              Inventory                                                      129,194              (193,951)
              Other current assets                                           252,841               569,986
              Other assets                                                   103,832               137,916
              Accounts payable                                              (891,949)           (1,995,429)
              Deferred revenues                                           (2,118,325)           (3,155,291)
              Shareholder litigation                                        (289,279)             (157,021)
              Customer deposits                                              188,591              (764,579)
              Accrued liabilities                                           (774,543)             (835,619)
                                                                          ----------            ----------
              Total adjustments                                            2,077,743            (1,169,962)
                                                                          ----------            ----------
Net cash provided by operating activities                                  3,818,340               633,588

Cash flows from investing activities:
    Purchases of available for sale securities                              (401,662)           (3,816,212)
    Proceeds from sales of available for sale securities                     250,000             3,535,059
    Investment in sales-type leases                                         (187,304)             (215,713)
    Payments received on sales-type leases                                   154,842               172,607
    Capital expenditures                                                    (941,176)             (277,478)
    Software development capitalized                                        (823,085)             (756,273)
                                                                          ----------            ----------
Net cash (used in) investing activities                                   (1,948,385)           (1,358,010)
                                                                          ----------            ----------

Cash flows from financing activities:
    Short-term borrowings                                                   (833,283)               13,794
    Principal payments on long-term debt                                     (35,633)             (483,564)
    Borrowings under capital lease agreements                                373,739                    --
    Payments under capital lease agreements                                  (77,892)                   --
    Proceeds from stock options exercised                                    137,920                42,847
    Proceeds from notes payable                                                   --                34,000
                                                                          ----------            ----------
Net cash (used in) financing activities                                     (435,149)             (392,923)
                                                                          ----------            ----------

Cumulative translation adjustment                                              6,936                68,821
                                                                          ----------            ----------

Net increase (decrease) in cash
     and cash equivalents                                                  1,441,742            (1,048,524)

Cash equivalents at beginning of period                                    1,202,325             1,933,895
                                                                          ----------            ----------

Cash equivalents at end of period                                         $2,644,067            $  885,371
                                                                          ==========            ==========

              See notes to the consolidated financial statements.

                          SULCUS COMPUTER CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      Nine Months Ended September 30, 1996


                                                                                             Cumulative
                                                                                             Unrealized
                                           Common Shares                                     Gain (Loss)      Note
                                     ------------------------     Retained      Foreign    on Investments  Receivable     Stock-
                                      Number of                   Earnings      Currency     Available       From        holders'
                                       Shares        Amount       (Deficit)    Adjustment     For Sale    Stockholder     Equity
                                     ----------   -----------   -------------  ----------  -------------- -----------   -----------
Balance, January 1, 1996             15,145,570   $38,016,248   ($14,747,712)   ($60,832)     $186,382     ($500,000)   $22,894,086

  Stock options exercised                84,298       137,920             --          --            --            --        137,920
  Issuance of stock, contingent
    earnouts on acquisitions
    of companies                         66,832       168,750             --          --            --            --        168,750
  Cancellation of shares in
    repayment of shareholder
    loans                              (220,000)     (550,000)            --          --            --       500,000        (50,000)
  Adjustment of shares issuable for
    purchase of Techotel A.G.           271,859            --             --          --            --            --             --
  Adjustment of shares issuable
    under earn-out agreement for
    Lodgistix Scandinavia A.S.            7,688            --             --          --            --            --             --
  Cumulative unrealized (loss) on
    investments available for sale           --            --             --          --      (296,574)           --       (296,574)
  Issuance of stock for payment
    of accrued expenses                 490,810     1,034,500             --          --            --            --      1,034,500
  Cumulative translation adjustment          --            --             --       6,936            --            --          6,936
  Net income                                 --            --      1,740,597          --            --            --      1,740,597
                                     ----------   -----------   ------------    --------     ---------     ---------    -----------
Balance, September 30, 1996          15,847,057   $38,807,418   ($13,007,115)   ($53,896)    ($110,192)     $     --    $25,636,215
                                     ==========   ===========   ============    ========     =========     =========    ===========

              See notes to the consolidated financial statements.

                          SULCUS COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

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

NOTE 2.  INCOME TAXES

         In the nine months ended September 30, 1996 the Company reflected no provision for income taxes on pre-tax profits of $1,740,597. This is based upon management's determination to reduce previously established valuation reserves related to deferred tax assets, including tax loss carryforwards, pursuant to SFAS 109.

                          SULCUS COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

         At September 30, 1996 and December 31, 1995, the Company had net deferred tax assets, liabilities and valuation reserves as follows:

                                                                            September 30,      December 31,
                                                                                1996              1995
                                                                                ----              ----
         Deferred tax assets (net of deferred tax
            liabilities), including tax loss carryforwards                   $10,305,720       $ 12,633,976
         Valuation allowance                                                  (8,205,967)       (10,534,223)
                                                                             -----------       ------------
         Net deferred tax amounts                                            $ 2,099,753       $  2,099,753
                                                                             ===========       ============


NOTE 3.  EARNINGS PER SHARE

         Primary earnings per share is determined by dividing net earnings by the weighted number of common shares outstanding. When dilutive, common stock options are included in the computation. Fully diluted net income per share is not presented as it is either anti-dilutive or not different from primary earnings per share.

NOTE 4.  ACQUISITIONS

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

         In May 1996, the Company and the former shareholders of Lodgistix Scandinavia A.S. (Lodgistix Scandinavia) agreed to the repayment of a $50,000 loan to shareholders through the cancellation of 20,000 shares issuable under the purchase agreement. The former shareholders of Lodgistix Scandinavia are also entitled to receive an additional 66,832 shares of Sulcus Common Stock, with a value of $168,750, as consideration for attaining earnings in 1996, in accordance with the Stock Purchase Agreement. The additional consideration has been reflected as a component of goodwill and the shares as outstanding at September 30, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

              THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO
                     THREE MONTHS ENDED SEPTEMBER 30, 1995

         The Company had net income of $316,974 in the quarter ended September 30, 1996 as compared to $72,708 in the quarter ended September 30, 1995 on sales which increased by $2,464,492 (23%) for these same periods. The Company's results for the quarter ended September 30, 1996 improved over those for the same period of 1995 primarily as a result of improvements in margins ($874,107) which was partially offset by increases in selling, general and administrative expenses ($470,412).

         Net sales for the quarter ended September 30, 1996 were $13,316,316, representing an increase of $2,464,492 (23%) when compared to net sales of $10,851,824 for the same period of 1995. Net system sales for the quarter ended September 30, 1996 were $8,479,608 as compared to $6,587,655 for the same period of 1995, an increase of $1,891,953 (29%) due primarily to increased sales of the Company's Point of Sale Systems and the delivery of systems under a significant contract by the Company's Singapore and Hong Kong sales offices. Support revenues for the quarter ended September 30, 1996 were $4,836,708 as compared to $4,264,169 for the same period of 1995, an increase of $572,539 (13%) due primarily to an increased base of Point of Sale installations in 1995 and 1996. Support revenues are billed and collected in advance for periods of one to twelve months and are recognized as support revenues ratably over the contract period. Sales by offices and distributors of the Company were $10,810,163 (81%) and $2,506,153 (19%), respectively, of net sales for the quarter ended September 30, 1996 as compared to $8,852,240 (82%) and $1,999,584 (18%) for the comparable 1995 period.

         Cost of goods sold for the quarter ended September 30, 1996 increased to $6,521,884 from $4,931,499, an increase of $1,590,385 (32%) from the comparable 1995 period. Cost of goods sold as a percentage of net sales increased for the quarter ended September 30, 1996 to 49%, as compared to 45% for the same period of 1995. Gross margins of the Company increased to $6,794,432 from $5,920,325, an increase of $874,107 (15%) over the same period of 1995, due primarily to increases in the Company's Domestic Point of Sale systems and partially offset by decreases in the Domestic Property Management subsidiary. Cost of system sales for the quarter ended September 30, 1996 was $5,110,013 (60% of system sales) as compared to $3,641,158 (55% of system sales) for the same period of 1995, an increase of $1,468,855 (40%), due primarily to the mix of software and hardware sales. Cost of support for the quarter ended September 30, 1996 was $1,411,871 (29% of support revenues) as compared to $1,290,341 (30% of support revenues) for the same period of 1995, an increase of $121,530 (9%).

         Selling, general, and administrative expenses increased in 1996 when compared to 1995. For the quarter ended September 30, 1996, these expenses were $5,913,899 as compared to $5,443,487 an increase of $470,412 (9%) from the same period of 1995. These increases were predominantly in the Company's Domestic Property Management subsidiary. Selling, general, and administrative expenses as a percentage of net sales was 44% for the quarter ended September 30, 1996 as compared to 50% for the same period of 1995.

         Research and development expense for the quarter ended September 30, 1996 increased to $352,727 from $291,374, an increase of $61,353 (21%) over the same period of 1995. Total amounts expended on research and development (including amounts expensed and amounts capitalized) was $619,480 and $551,514 for the quarters ended September 30, 1996 and 1995, respectively.

         Depreciation and amortization expense for the quarter ended September 30, 1996 increased to $394,576 from $322,250 for the same period of 1995, an increase of $72,326 (22%).

         Dividends and other income for the quarter ended September 30, 1996 was $324,249 as compared to $345,672 for the same period of 1995, a decrease of $21,423 (6%).

         Interest expense for the quarter ended September 30, 1996 increased to $140,505 from $136,178 for the same period of 1995, an increase of $4,327 (3%).

         The Company conducts its worldwide operations through separate geographic area organizations which represent major markets or combinations of related markets. Transfers between markets are valued at cost. Financial information by geographic area for the quarters ended September 30, 1996 and 1995 and as of September 30, 1996 and December 31, 1995 is summarized as follows:

                                                                   Three months ended September 30,
                                                                         1996             1995
                                                                         ----             ----
Net revenues(1):
  Domestic                                                           $ 8,327,673      $ 7,393,272
  Canada                                                               1,323,031          763,403
  Pacific Region                                                       2,742,771        1,768,805
  Europe                                                               1,247,090        1,272,016
                                                                     -----------      -----------
Consolidated net revenues                                            $13,640,565      $11,197,496
                                                                     ===========      ===========

Net income (loss):
  Domestic                                                              $514,167         $281,604
  Canada                                                                  88,096          (48,247)
  Pacific Region                                                        (110,252)        (170,115)
  Europe                                                                (175,037)           9,466
                                                                        ---------        --------
Consolidated net income                                                 $316,974         $ 72,708
                                                                        ========         ========


                                                                     September 30,    December 31,
                                                                         1996             1995
                                                                         ----             ----
Identifiable assets:
  Domestic                                                           $34,779,734      $37,646,558
  Canada                                                               1,821,528        1,562,171
  Pacific Region                                                       3,750,424        3,437,539
  Europe                                                               4,269,655        4,680,510
                                                                     -----------      -----------
Consolidated identifiable assets                                     $44,621,341      $47,326,778
                                                                     ===========      ===========

(1) Sales between geographic areas and export sales are not material.

         The Company had a net deferred tax asset amounting to $2,099,753, net of valuation allowances of $8,205,967 at September 30, 1996 and $10,534,223 at December 31, 1995. The valuation allowance was decreased in the quarter ended September 30, 1996 by $1,767,556 and was decreased in the quarter ended September 30, 1995 by $1,648,556 reflecting the Company's estimate of the valuation allowance necessary to reduce the net deferred tax asset to the net recoverable amount. As a result, the income statements for the quarters ended September 30, 1996 and 1995 do not reflect any income tax provision on the pre-tax operating results for those periods. As more fully discussed in the nine month evaluation of operations herein, the realizability of this deferred tax asset is contingent upon a number of factors including the ability of the Company to maintain a level of operations that will generate taxable income.

              NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1995

         The Company had net income of $1,740,597 in the nine months ended September 30, 1996 as compared to $1,803,550 in the nine months ended September 30, 1995 on sales which increased by $4,261,544 (13%) for these same periods. In 1995, the Company reported unrealized gains on its investment portfolio of $1,462,005. When eliminating this amount for the purpose of comparability, the Company showed an improvement on earnings from $341,545 to $1,740,597, a change of $1,399,052. The Company's results for the nine months ended September 30, 1996 improved over those for the same period of 1995 primarily as a result of improvements in margins ($1,623,832) which was partially offset by increases in selling, general and administrative expenses ($261,427). In 1995, the Company had Trading Securities which had unrealized market appreciation in the first nine months of $1,462,005. Since that time, the Company has restructured its portfolio and, therefore, these unrealized market changes are no longer a component of net income.

         Net sales for the nine months ended September 30, 1996 were $36,984,300, representing an increase of $4,261,544 (13%) when compared to net sales of $32,722,756 for the same period of 1995. Net system sales for the nine months ended September 30, 1996 were $22,880,050 as compared to $20,178,554 for the same period of 1995, an increase of $2,701,496 (13%) due primarily to increased sales of the Company's Point of Sale Systems and the delivery of systems under significant contracts by the Company's Singapore and Hong Kong sales offices. Support revenues for the nine months ended September 30, 1996 were $14,104,250 as compared to $12,544,202 for the same period of 1995, an increase of $1,560,048 (12%) due primarily to an increased base of Point of Sale installations in 1995 and 1996. Support revenues are billed and collected in advance for periods of one to twelve months and are recognized as support revenues ratably over the contract period. Sales by offices and distributors of the Company were $30,370,997 (82%) and $6,613,303 (18%), respectively, of net sales for the nine months ended September 30, 1996 as compared to $25,978,033 (79%) and $6,744,723 (21%) for the comparable 1995 period.

         Cost of goods sold for the nine months ended September 30, 1996 increased to $16,577,805 from $13,940,093, an increase of $2,637,712 (19%) from the comparable 1995 period. Cost of goods sold as a percentage of net sales increased for the nine months ended September 30, 1996 to 45%, as compared to 43% for the same period of 1995. Gross margins of the Company increased to $20,406,495 from $18,782,663, an increase of $1,623,832 (9%) over the same period of 1995, due primarily to increases in the Company's Domestic Point of Sale systems and partially offset by decreases in the Domestic Property Management subsidiary. Cost of system sales for the nine months ended September 30, 1996 was $12,559,150 (55% of system sales) as compared to $10,477,458 (52%
of system sales) for the same period of 1995, an increase of $2,081,692 (20%), due primarily to the mix of software and hardware sales. Cost of support for the nine months ended September 30, 1996 was $4,018,655 (28% of support revenues) as compared to $3,462,635 (28% of support revenues) for the same period of 1995, an increase of $556,020 (16%).

         Selling, general, and administrative expenses increased in 1996 when compared to 1995. For the nine months ended September 30, 1996, these expenses were $17,105,150 as compared to $16,843,723 an increase of $261,427 (2%) from the same period of 1995. These increases were predominantly in the Company's Domestic Property Management subsidiary. Selling, general, and administrative expenses as a percentage of net sales was 46% for the nine months ended September 30, 1996 as compared to 51% for the same period of 1995.

         Research and development expense for the nine months ended September 30, 1996 increased to $942,941 from $938,367, an increase of $4,574 over the same period of 1995. Total amounts expended on research and development (including amounts expensed and amounts capitalized) was $1,766,026 and $1,694,640 for the nine months ended September 30, 1996 and 1995, respectively.

         Depreciation and amortization expense for the nine months ended September 30, 1996 decreased to $1,170,912 from $1,176,117 for the same period of 1995, a decrease of $5,205.

         Dividends and other income for the nine months ended September 30, 1996 was $984,568 as compared to $938,431 for the same period of 1995, an increase of $46,137 (5%).

         Interest expense for the nine months ended September 30, 1996 increased to $431,463 from $421,342 for the same period of 1995, an increase of $10,121 (2%).

         The Company conducts its worldwide operations through separate geographic area organizations which represent major markets or combinations of related markets. Transfers between markets are valued at cost. Financial information by geographic area for the nine months ended September 30, 1996 and 1995 is summarized as follows:

                                                                    Nine months ended September 30,
                                                                         1996             1995
                                                                         ----             ----
Net revenues(1):
  Domestic                                                           $23,981,463      $23,239,127
  Canada                                                               3,876,688        2,674,814
  Pacific Region                                                       6,089,812        3,900,492
  Europe                                                               4,020,905        3,846,754
                                                                     -----------      -----------
Consolidated net revenues                                            $37,968,868      $33,661,187
                                                                     ===========      ===========

Net income (loss):
  Domestic                                                            $1,928,192       $2,714,420
  Canada                                                                 219,175          210,168
  Pacific Region                                                        (129,951)        (968,075)
  Europe                                                                (276,819)        (152,963)
                                                                      -----------      -----------
Consolidated net income                                               $1,740,597       $1,803,550
                                                                      ==========       ==========


(1) Sales between geographic areas and export sales are not material.

         The Company had a net deferred tax asset amounting to $2,099,753, net of valuation allowances of $8,205,967 at September 30, 1996 and $10,534,223 at December 31, 1995. The valuation allowance was decreased in the nine months ended September 30, 1996 by $2,328,256 and was decreased in the nine months ended September 30, 1995 by $2,681,879 reflecting the Company's estimate of the valuation allowance necessary to reduce the net deferred tax asset to the net recoverable amount. As a result, the income statements for the nine months ended September 30, 1996 and 1995 do not reflect any income tax provision on the pre-tax operating results for those periods. The realizability of this deferred tax asset is contingent upon a number of factors including the ability of the Company to maintain a level of operations that will generate taxable income. Management believes that it is more likely than not that the Company will generate taxable income sufficient to realize a portion of the tax benefits associated with net operating losses and tax credit carryforwards prior to their expiration. This belief is based upon the Company's view of expected profits in 1996 and the next several years. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a non-cash charge to expense. However, if the Company achieves sufficient profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a non-cash credit to income.

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

         Current short-term capital needs will be funded primarily through internal working capital and anticipated operating revenues from new sales, continuing and new support services revenue, and a backlog of orders received and pending. The Company has no significant unused lines of credit at either September 30, 1996 or December 31, 1995. To date, bank credit lines have not been a significant component of the Company's liquidity and capital resources.

         At September 30, 1996, Sulcus' cash and cash equivalents increased to $2,644,067 from $1,202,325 at December 31, 1995, an increase of $1,441,742.
This increase is primarily the result of net cash provided by operating activities which includes cash received during the first three quarters of 1996 related to annual customers support agreements. This cash will be used to support operations throughout the remainder of 1996. Since the Company operates in a number of countries, cash and cash equivalents are maintained by the various operating subsidiaries in the local currencies of these countries for the purpose of paying expenses as they are due.

         The Company maintains a portfolio of short-term investments (primarily in the form of preferred stocks) which may be used for the purpose of providing liquidity. At September 30, 1996, the Company's short-term investment portfolio decreased to $12,271,913 from $12,408,075 at December 31, 1995, a decrease of $136,162 (1%) primarily related to declines in market value. These investments are subject to risk, most notably the risk that the market value of these assets will decline as the result of general market fluctuations, increases in interest rates or changes in the underlying operations of the investee. Company policy does not require temporary investments to be investment grade as determined by a nationally recognized statistical rating organization nor does it require that such investments have any additional safety feature such as insurance. Through the first five months of 1995, the Company maintained its investment philosophy of actively buying and selling investments with the objective of generating profits of short-term differences in price ("Trading"). Management sold a portion of these investments in May and June of 1995 and invested the proceeds of these sales in securities which will be held for the generation primarily of dividend and interest income ("Available for Sale"). Additionally, the remaining investments were reclassified in 1995 from Trading to Available for Sale. The Company had borrowings at September 30, 1996, and December 31, 1995, of $5,549,427 and $6,062,905 respectively, on margin against its investments at the brokers internally established floating interest rate which was 7.875% at September 30, 1996.

         At September 30, 1996, accounts receivable decreased to $9,206,467, as compared to $11,134,576 at December 31, 1995, a decrease of $1,928,109 (17%)
primarily due to collections on annual support contracts. The Company's gross accounts receivable includes hardware and software support contracts as well as amounts due on system installations. The Company records a provision for amounts which it estimates may ultimately be uncollectible from customers. The allowance for uncollectible accounts decreased at September 30, 1996 to $2,153,523 as compared to $2,581,020 at December 31, 1995, due to write-offs of accounts receivable.

         The Company purchases computer hardware and other equipment from vendors under open accounts payable for the purpose of including these items in systems sold to customers. Hardware and equipment are readily available in the marketplace and therefore it is not necessary for the Company to maintain large quantities of inventories to meet customer needs. Inventories of computers, computer components and computer peripherals decreased to $2,444,632 at September 30, 1996 as compared to $2,573,826 at December 31, 1995, a decrease of $129,194 (5%). Accounts payable decreased to $3,460,459 at September 30, 1996 as compared to $4,352,408 at December 31, 1995, a decrease of $891,949 (20%).

         The Company leases facilities under operating lease agreements of varying terms. Properties and equipment consist primarily of leasehold improvements and equipment used in the conduct of business. Property and equipment, net of accumulated depreciation and amortization, increased to $2,336,128 at September 30, 1996 from $2,015,816 at December 31, 1995, an increase of $320,312 (16%).

         In addition to borrowings on margin against its investments, the Company has outstanding short and long-term borrowings from various financial institutions. At September 30, 1996, the Company had no short-term borrowings (excluding borrowings under margin) as compared to $319,805 at December 31, 1995. At September 30, 1996, the Company had long-term borrowings (including current and noncurrent portions) of $388,909 as compared to $73,888 at December 31, 1995, an increase of $315,021. This increase is primarily the result of 1996 capitalized lease obligations for equipment.

         Other sources of working capital have been generated as a result of stock transactions in partial settlement of previously accrued liabilities. In April 1994, various individual Sulcus shareholders filed 12 lawsuits in the U.S. District Court for the Western District of Pennsylvania asserting federal securities fraud claims against Sulcus and certain officers, directors and others. These lawsuits were consolidated under the caption "IN RE: Sulcus Computer Corporation Securities Litigation II." On December 27, 1995, the parties entered into a settlement agreement (which received final approval by the Court on July 23, 1996) which established a settlement fund of $800,000 in cash and 1,400,000 Sulcus Common Shares with a value of $2,800,000. The cash portion of the settlement was paid by insurance ($666,000) and the Company ($134,000). On September 26, 1996, 420,000 shares of Sulcus Common Stock, with a value of $840,000, were delivered to the plaintiffs as partial payment into this settlement fund.

         The backlog of hardware and software orders at September 30, 1996 is expected to be filled within one year and amounted to $4,285,000 as compared to $3,353,000 at December 31, 1995.

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

PART II-OTHER INFORMATION

  ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SULCUS COMPUTER CORPORATION


DATE:  November  , 1996             BY:   /s/ H. Richard Howie
       ----------------                 --------------------------------------
                                        H. Richard Howie
                                        Chief Financial Officer
                                          (Mr. Howie is the Principal Financial
                                           Officer and has been duly authorized
                                           to sign on behalf of the Registrant)