Form 10-K405
period 1996-12-31
SULCUS COMPUTER CORP
filed 1997-03-31
CIK 726712

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ---------------

                                   FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
                  For the fiscal year ended December 31, 1996
                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
             For the transition period from . . . . . to . . . . .

                         COMMISSION FILE NUMBER 0-13226

                         ------------------------------

                          SULCUS COMPUTER CORPORATION
                          ---------------------------
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                 25-1369276
         ------------                                 ----------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

       SULCUS CENTRE, 41 NORTH MAIN STREET, GREENSBURG, PENNSYLVANIA 15601
       -------------------------------------------------------------------
          (Address of principal executive offices)                (Zip Code)

                                 (412) 836-2000
                                 --------------
              (Registrant's telephone number, including area code)

                         -------------------------------

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
                                                              no par value

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

As of March 24, 1997, 16,752,032 shares of Common Stock were outstanding. The aggregate market value of shares held by non-affiliates as of March 24, 1997 was $26,175,050 based on the closing price of the Common Stock on the American Stock Exchange on that date.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

PART I

ITEM 1. BUSINESS

         GENERAL

         Sulcus Computer Corporation develops, manufactures, markets and installs microcomputer systems designed to automate the creation, handling, storage and retrieval of information and documents. The Company designs its systems primarily for the hospitality and real estate industries and to a lesser extent, the legal profession. The Company's sales practices are currently systems oriented (rather than individual sales of hardware or software) toward the vertical marketing of its integrated products. Systems include a network of hardware, software and cabling as well as stand alone systems for which the hardware and software are not separately sold. The Company's systems are offered together with full services, training, maintenance, and support. The Company has installed systems throughout North and South America, Europe, Africa, Asia and Australia. Customers include property management companies, condominiums, hotels, motels, restaurants, resorts, country clubs, cruise lines, real estate loan and closing offices, title insurance companies, abstract companies, escrow offices and law offices.

         The Company is a Pennsylvania corporation incorporated on November 5, 1979 under the name "Ragtronics, Inc." It adopted its present name in December 1982. The Company's principal offices are located at Sulcus Centre, 41 North Main Street, Greensburg, Pennsylvania 15601. Its telephone number at such address is 412-836-2000. Unless the context indicates otherwise, references herein to the Company or to Sulcus refer to Sulcus Computer Corporation and its wholly owned subsidiaries.

         HISTORICAL DEVELOPMENT

         The Company provides its computer systems to customers on a turnkey basis. Each system includes hardware, software, training, maintenance and support. Sulcus believes that this approach is critical in business applications because while some system providers can automate a specific task, most are unable to effectively automate a broad range of a customer's business. The Company's sales practices and trends are currently oriented to sales of systems and to the vertical marketing of its integrated products.

         The Company began to develop in 1988 a strategic plan to achieve a leadership position in turnkey computer systems with specialized software for the real-estate related, hospitality and legal industry groups. These groups were chosen because they represented, in management's opinion, large vertical business markets. The strategic plan envisioned internal growth by way of expanded research and development, as well as growth through acquisitions, mergers, joint ventures and similar alliances. In furtherance of this strategy, Sulcus pursued acquisition opportunities which created additional market opportunities for existing products, had products that complemented or expanded existing product lines, and created additional product distribution channels. Much of Sulcus' business is conducted through subsidiaries, most of which were acquired by the Company. A description of the business conducted by Sulcus' principal subsidiaries follows.

         COMPUSOLV

         In July 1989, a subsidiary of Sulcus, acquired a non-exclusive license from CompuSolv, Inc. for established property management software systems for the hospitality industry. These systems are used by the hotel, motel, condominium, restaurant and travel industries to automate front office, back office, point of sale and call accounting systems.

         RADIX

         In August 1990, Sulcus established Radix Systems, Inc., a wholly-owned subsidiary with its primary offices in Conshohocken, Pennsylvania. Radix provides field engineering and support services including site analysis, cabling, and Novell(R) training. Since that time, Radix has added LANmark support and Squirrel system sales and support.

         LODGISTIX

         In February 1991, Sulcus acquired Lodgistix, Inc., an integrator of property management systems in the hospitality industry. Lodgistix was a developer of automated hotel systems including front office, back office, sales and catering and interfaces to other hotel-related systems.

         SULCUS (AUSTRALIA) PTY. LTD.

         In November 1991, the Company established a direct sales office in Australia by acquiring certain assets, trade names, leasehold improvements and equipment. Sulcus (Australia) Pty. Ltd. sells and supports the full range of the Company's property management and point-of-sale systems.

         SQUIRREL

         In March 1992, the Company acquired Squirrel Companies, Inc. Squirrel develops and markets touch-screen software systems to the hospitality industry. Squirrel's software systems consist principally of point-of-sale software coupled with food and beverage software and hardware.

         NRG

         In March 1992, the Company acquired NRG Management Systems, Inc. (NRG) which develops and markets energy and room management software to the hotel and motel industry.

         SULCUS HOSPITALITY LIMITED AND SULCUS SINGAPORE, PTE. LTD.

         In July and September 1992, the Company acquired JBA (HK) Ltd. of Hong Kong and JBA Singapore PTE. LTD. Sulcus Hospitality Limited and Sulcus Singapore Pte. Ltd. market the full range of the Company's property management and point-of-sale systems.

         SULCUS HOSPITALITY GROUP EMEA, A.G.

         In January 1993, the Company acquired Techotel, AG of Zug, Switzerland, a hotel software development, marketing, and service organization. Sulcus Hospitality Group EMEA, A.G., sells and supports the full range of the Company's property management and point-of-sale systems in 30 markets in Europe, the Middle East, and Africa, primarily through distributors.

         SULCUS SCANDINAVIA, A.S.

         In November 1993, the Company acquired Lodgistix Scandinavia A.S., a distributor of Lodgistix systems in Norway, Sweden and Denmark. Sulcus Scandinavia A.S. offers a full range of Sulcus products including hotel management systems, restaurant point-of-sale systems, and CIRIS I in-room management systems.

         INTERNATIONAL OPERATIONS

         The Company has established international operations for the marketing, support, manufacturing and/or distribution of its products as a result of its acquisition strategy. The Company's international operations presently consist of the following subsidiaries: Sulcus (Australia) Pty. Ltd., a direct sales office in Australia; Squirrel Systems of Canada, Ltd., a Canadian subsidiary of Squirrel located in Vancouver, British Columbia which manufactures and sells Squirrel products; Sulcus Hospitality Limited located in Hong Kong, and Sulcus Singapore, PTE. LTD., located in Singapore, each a direct sales office; Sulcus Hospitality Group EMEA A.G. located in Switzerland; Lodgistix UK, Sulcus Scandinavia A.S., located in Norway; Sulcus (Malaysia) Sdn Bhd; Squirrel (U.K.) Ltd., Sulcus Hospitality (U.K.) Ltd., and NRG Management Systems (U.K.) located in the United Kingdom, all direct sales and support offices, and Sulcus Hospitality Group (Belgium) located in Belgium, which operates as a customer support office.

         On April 8, 1996, Horwath International and Sulcus announced the execution of a market, development, and operating agreement to market, license, and sell worldwide a series of automated products and services to be supplied exclusively by Sulcus. Horwath International is one of the world's largest international networks of independent accounting and management consulting firms with offices throughout the United States and in 90 countries of the world. Certain firms in the network will be licensed to distribute Sulcus Hospitality products. These products and services will be marketed under the name HAT...MS(TM) products (Hospitality And Tourism...Management Systems(TM)) and are designed for automating the operations of hotels, restaurants, convention centers, country clubs, airlines, and all other businesses involved in hospitality and tourism throughout the world. The initial term of the agreement is 66 months, and it will be automatically renewable for succeeding 12-month periods. Horwath has been granted an exclusive master license for HAT...MS(TM) products. Management believes that this agreement with Horwath International should provide Sulcus with expanded global distribution.

         Sulcus localizes its products for use in other countries so that all monetary references, user messages, and documentation reflect the monetary units, language and other conventions of a particular country. The Company's international operations are subject to certain risks common to foreign operations in general, such as governmental regulations and import restrictions.

         PRODUCTS

         HARDWARE
         Sulcus markets computer systems consisting of hardware, software, training and ongoing support. The hardware platform utilized by the Company's property management and legal systems products can be obtained from Sulcus or from elsewhere, either from a manufacturer with whom Sulcus has a value-added remarketing agreement (whereby Sulcus purchases such hardware at a discount) or from a completely independent supplier. The hardware platform utilized by the Company's point-of-sale systems is manufactured by the Company from commercially available computer components.

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

         InnMaxX is a proprietary Windows based software system designed for small lodging properties including lodges, bed and breakfast inns or small resort properties.

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

         PRODUCT SUPPORT SERVICES

         Management believes that support is fundamental to the continued business relationship with Sulcus' customers. Software support agreements are entered into in connection with substantially all system sales.

         Under software support agreements, Sulcus offices provide support services with their regional personnel and, if no solution can be found at that level, Sulcus maintains second-level support through its Wichita, Kansas or Vancouver, British Columbia centers which are staffed by specially trained personnel. This multi-level support is intended to ensure that customers receive prompt response and service. Software support services are provided for a fee on a 24-hour, seven-day-per-week basis pursuant to a Support, Maintenance and Enhancement Agreement.

         Sulcus provides hardware support for a fee under a Hardware Service Agreement which enables the user to call for a diagnosis and, repair or replacement based upon the circumstances. Certain repairs and replacements come with fees in addition to the support agreement, depending on the circumstances. Additionally, depending upon the terms of the service agreement purchased by the customer, hardware service may be provided at a customer's site or at centralized facilities. The Company receives certain hardware support from manufacturers or other service providers for a fee.

         PRODUCT RESEARCH, DEVELOPMENT AND IMPROVEMENT

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

         MARKETING AND ADVERTISING

         Sulcus utilizes Company owned locations and distributors for the sales of its systems. The Company owned locations account for the majority of Sulcus' sales and are located throughout the United States and in Australia, Hong Kong, China, Manila, Singapore, Switzerland, United Kingdom, Norway, Malaysia and Canada. Sales personnel are employees of the Company and sell Sulcus products directly to end-users and do not represent any other companies. The Company's compensation arrangements with its sales employees generally provide for a commission based on sales performance. Managers engaged in sales activities are compensated by a combination of salary and commission. Distributors are compensated by means of a discount on the purchase price which varies with products offered and to a lesser extent, the territory assigned. The Company sets minimum sales quota requirements for its sales employees and during the past three fiscal years the Company has terminated sales employees and distributors for failing to meet such requirements. The Company is not materially dependent upon any individual or group of sales employees or distributors.

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

         The Company does not provide customers or distributors with rights to return products, extended payment terms or similar working capital items. The Company offers limited warranties relating to the performance of its software products and Company manufactured point-of-sale hardware products. It does represent that when delivered, these products will conform to their published specifications if used properly and used on equipment purchased from or approved by the Company. The warranty for hardware purchased by the Company for resale as part of a computer system is issued by the manufacturer, and is passed on to the customer.

         The Company utilizes a sales-type lease program in which the Company retains ownership in the residual value of the leased property and assumes certain liability under the recourse provisions in the agreement. The Company has recorded a reserve for the estimated liability. To date actual losses from recourse provisions have not been material.

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

         The Company believes there are approximately five to six competitive vendors in each of the Property Management Systems and Full Service Restaurant Management Systems marketplaces that have about the same or more installations than Sulcus.

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

PRODUCT PROTECTION

         Sulcus regards its software and application systems as proprietary and generally relies on a combination of trade secret laws, copyrights, contracts and internal and external nondisclosure safeguards to protect its products. Each of the contracts under which customers use Sulcus' products contain restrictions on using, copying and transferring the products, and prohibit their disclosure to other parties. Despite these restrictions, it may be possible for users or competitors to copy aspects of the products or to obtain information that Sulcus considers as trade secrets. Sulcus believes that any copies so obtained have limited value without access to the product source code which is kept highly confidential. Additionally, many of Sulcus' products contain software and hardware security devices to prevent unauthorized use or copying. Because of the uncertain enforcement of Sulcus' proprietary rights in foreign countries, most products distributed internationally use internal copy protection methods. Only certain aspects of computer software can be patented, and existing copyright laws afford limited practical protection. Sulcus has not patented any of its products although it may seek patent protection for future products. To maintain competitive advantages, Sulcus believes that rapid technological changes in the computer industry places greater emphasis on the knowledge and experience of its personnel and their ability to develop, enhance and market new products, than on patent or copyright protection of technology. Accordingly, all employees are required to sign nondisclosure agreements at the time of their employment.

         Sulcus has registered in the United States and uses the following trademarks and service marks on its products and services, and considers each to be proprietary: SULCUS(R), LODGEMATE(R), LANmark(R), SQUIRREL(R), LODGISTIX(R), and SULCLINK(R).

         Sulcus has the exclusive license and assignment of the following trademarks: COMPUSOLV(R), EVIDENCE MASTER(R) and COLLECTION LEDGER(R). Sulcus has applied for, or intends to apply for Federal trademark or service mark registration for HAT...ms(TM), INNMAXX(TM), LANEXEC(TM), HOTELTRIEVE(TM), CIRIS I(TM), SQUIRRELITE(TM), and WINNfinity(TM). Additionally, Sulcus has registered or applications are pending for various product names in numerous foreign countries.

PERSONNEL

         As of March 10, 1997, Sulcus employed 467 persons, including 24 executives engaged in management, 72 persons in administration and finance, 130 technical personnel, 72 persons engaged in sales marketing and 169 persons in training and product support. None of Sulcus' employees are subject to collective bargaining agreements. Sulcus believes its relations with its employees to be excellent.

ITEM 2. PROPERTIES

         Sulcus' principal executive, and administrative operations are located at Sulcus Centre, 41 N. Main Street, Greensburg, Pennsylvania 15601, in a facility containing approximately 10,000 square feet. Sulcus leases this building under several leases, with a trust established by Sulcus' principal stockholder and a director, Jeffrey S. Ratner, expiring on various dates through September 30, 2001. The annual rental commitment under these leases are $150,388 in 1997, $99,051 in 1998 and $91,269 in 1999, $95,823 in 2000, and
$74,520 in 2001. The leases renew automatically for additional two-year terms at a minimum rental of 2% over the prior year's amount, unless canceled by either party. The aggregate rental commitment is similar to comparable properties in the area.

         Lodgistix leases approximately 22,500 square feet of office space in Wichita, Kansas. The approximate monthly costs are $22,900, pursuant to a lease terminating January 31, 1998. Squirrel Systems of Canada, Inc., leases 21,000 square feet in Vancouver, British Columbia, Canada at an approximate monthly cost of $9,400 under a lease terminating on October 31, 2005.

         In December 1992, the Company purchased an office building located at 420 West Boynton Beach Boulevard, Boynton Beach, Florida. The Company utilizes this facility for executive, sales and administrative offices.

ITEM 3. LEGAL PROCEEDINGS

         Lodgistix is the Plaintiff in an action presently pending before the United States District Court for the District of Kansas against Total Technical Services (TTS). Lodgistix is claiming damages in the amount of $796,000 arising from a breach by TTS of an equipment maintenance service agreement entered into between the parties. TTS has filed a counterclaim against Lodgistix in the amount of $800,000. Lodgistix denies that they breached the equipment maintenance service agreement or that they charged the Defendant for services beyond the scope of the aforesaid Agreement. It is the opinion of Lodgistix's counsel, David L. Nelson, Esquire, Wichita, Kansas, that the counterclaim filed against Lodgistix by TTS is without merit and the probability of any liability to the Company is remote. The efforts of Lodgistix to pursue its claim have been stayed because of a Chapter 11 bankruptcy filing by the Defendant.

         Sulcus Computer Corporation, NRG Management Systems, Inc., Jeffrey S. Ratner and Frank Morrisroe are Defendants in an action filed in January 1995, in the Fort Bend County Court in Texas, by Walter Lipski, Jr. ("Lipski"), a former executive with the Company's Hospitality Group. Lipski has claimed that Defendants breached the Employment Agreement and Stock Purchase Agreement entered into between the parties and seeks unspecified damages. Defendants believe that there were no breaches and that Mr. Lipski was terminated with cause for failing to fulfill his job duties and responsibilities, failing to achieve financial projections for NRG Management Systems, Inc., misrepresentation of the assets of NRG Management Systems, Inc. and further violations of the employment agreement and Stock Purchase Agreement Mr. Lipski executed as a part of his employment with the Company. Defendants have filed a response to Lipski's complaint. In May of 1995, the Court ruled on various interlocutory motions filed by Plaintiff. The rulings were favorable to Defendants and, since that time, Plaintiff has taken no action to further the case. While the ultimate outcome cannot be predicted, based on information collected by the Company from the individual defendants, the Company believes that it has meritorious defenses and intends to vigorously defend the action.

         Other suits arising in the ordinary course of business are pending against the Company and its subsidiaries. The Company cannot predict the ultimate outcome of these actions or the ones above-described but believes they will not result in a material adverse effect on the Company's consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders of the Company held on December 20, 1996, the holders of the majority of the voting shares of the Company's common stock voted to elect Leon D. Harris, and re-elect David H. Adler, Robert
D. Gries, Herbert Ratner, Jeffrey S. Ratner and John W. Ryba each for one year terms on the Board of Directors. Herbert Ratner and John W. Ryba resigned as Directors in February 1997.

         The votes were cast as follows:

         Name                               For                                 Against
Adler, David H.                            10,974,037                          2,702,566
Gries, Robert D.                           10,973,745                          2,702,858
Ratner, Herbert                            10,960,124                          2,716,479
Ratner, Jeffrey S.                         10,965,392                          2,711,211
Ryba, John W.                              10,976,040                          2,700,563
Harris, Leon                               10,976,590                          2,700,013

         The Stockholders ratified the selection of Crowe, Chizek and Company, LLP as the Company's independent auditors for 1996 with 12,262,951 votes cast in favor, 954,017 cast against and 88,635 abstained.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

PRICE RANGE OF SECURITIES

           On May 19, 1992, Sulcus Common Stock began trading on the American Stock Exchange under the symbol SUL. Previously, Sulcus' Common Stock was traded on the over-the-counter market on the National Association of Securities Dealers Automated Quotations ("NASDAQ") National Market System under the symbol SULC.

QUARTER ENDING                                                HIGH              LOW

March 1997 (through March 24)                                 2-1/8             1-7/16

March 1996                                                    2-13/16           1-7/8
June 1996                                                     3-13/16           2-5/8
September 1996                                                3-5/16            2-3/8
December 1996                                                 2-1/2             1-11/16

March 1995                                                    3-5/8             2
June 1995                                                     3-3/4             2-1/2
September 1995                                                3-9/16            2-5/8
December 1995                                                 2-7/16            1-7/8

         On March 24, 1997, the high and low prices for the Common Stock were $1 5/8 and $1 9/16, respectively.

         As of March 24, 1997, there were approximately 4,732 record holders of Sulcus' Common Stock.

         The Company has not paid cash dividends and does not presently contemplate paying cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

                          SULCUS COMPUTER CORPORATION
                            Selected Financial Data

        The following table sets forth selected consolidated financial data of the Company for the five years ended December 31, 1992 through 1996. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere herein.



                                       (Thousands, except per share data)

                                                                          Year ended December 31,
                                                     --------------------------------------------------------------
                                                     1996           1995         1994           1993           1992
                                                     ----           ----         ----           ----           ----
STATEMENT OF OPERATIONS DATA
Net sales                                           $50,805        $44,693      $41,887        $47,346       $35,245
Dividends and other                                   1,340          1,291        1,256          1,937         1,385
                                                    -------        -------      -------        -------       -------
Total revenue                                        52,145         45,984       43,143         49,283        36,630

Cost of goods sold and services provided             23,354         18,965       20,588         23,085        15,418

Selling, general and administrative expenses         23,847         22,896       24,388         21,726        14,756

Research and development                              1,398          1,199        1,597          1,878         2,342

Interest expense                                        571            598          556            403           242

Depreciation and amortization                         1,589          1,520        2,158          2,034           960

Unrealized and realized (gain) loss on
 investments (1)                                         (9)        (1,462)       1,861             --            --

Unusual items (2)                                        --          3,434        3,663          3,207            --

Income taxes                                             --            203           --             --           821

Income (loss) before extraordinary item and
 cumulative effect of accounting changes              1,395          (1,369)    (11,668)        (3,050)        2,091

Net income (loss)                                    $1,395         ($1,369)   ($11,668)       ($3,050)       $3,222

PER SHARE DATA
Income (loss) per share before extraordinary
 item and cumulative effect of accounting changes     $0.08          ($0.09)     ($0.84)        ($0.22)        $0.17

Net income (loss) per share                           $0.08          ($0.09)     ($0.84)        ($0.22)        $0.26

Weighted average shares used in computing
 net income (loss) per share                         16,833          14,720      13,872         14,157        12,446

Cash dividends                                           --              --          --             --            --

BALANCE SHEET DATA
Working capital                                     $11,349          $5,390      $4,183         $8,643       $10,615

Total assets                                         47,950          47,327      47,869         58,716        51,499

Long-term obligations                                   367              74          86            364         1,039

Stockholders' equity                                 27,318          22,894      23,087         33,373        33,489

(1) On June 5, 1995, the Company restructured its investment portfolio. As a result, under SFAS No. 115, the Company no longer reports unrealized gains or losses from the investment portfolio in its statement of earnings.

(2) Unusual items include write-offs of assets of $514,694, $2,156,949 and $970,184 in 1995, 1994 and 1993, respectively, a write-off of goodwill of $1,256,000 in 1994 and provision of litigation settlements of $2,919,333, $250,000 and $2,237,310 in 1995, 1994 and 1993, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1996 AS COMPARED TO 1995

         The Company had net income of $1,394,552 in the year ended December 31, 1996 as compared to a loss of ($1,368,956) in the year ended December 31, 1995 on sales which increased by $6,111,498 (14%) for these same periods. In 1995, the Company reported unrealized gains on its investment portfolio of $1,462,005 and expenses related to the write-off of assets ($514,694) and litigation settlement ($2,919,333). When eliminating these amounts for the purpose of comparability, the Company showed an improvement on earnings from $603,066 to $1,394,552, a change of $791,486. The Company's results for the year ended December 31, 1996 improved over those for the same period of 1995 primarily as a result of improvements in margins $1,723,224 partially offset by increases in selling, general and administrative costs ($950,880).

         Net sales for the year ended December 31, 1996 were $50,804,800, representing an increase of $6,111,498 (14%) when compared to net sales of $44,693,302 for the same period of 1995. Net system sales for the year ended December 31, 1996 were $31,721,534 as compared to $27,645,389 for the same period of 1995, an increase of $4,076,145 (15%) due primarily to increased sales of the Company's Point of Sale Systems and the delivery of systems under significant contracts by the Company's Singapore and Hong Kong sales offices. Support revenues for the year ended December 31, 1996 were $19,083,266 as compared to $17,047,913 for the same period of 1995, an increase of $2,035,353 (12%) due primarily to an increased base of Point of Sale installations in 1995 and 1996. Support revenues are billed and collected in advance for periods of one to twelve months and are recognized as support revenues ratably over the contract period. Sales by offices and distributors of the Company were $41,801,703 (82%) and $9,003,097 (18%), respectively, of net sales for the year ended December 31, 1996 as compared to $35,777,862 (80%) and $8,915,440 (20%)
for the comparable 1995 period.

         Cost of goods sold for the year ended December 31, 1996 increased to $23,353,856 from $18,965,582, an increase of $4,388,274 (23%) from the comparable 1995 period. Cost of goods sold as a percentage of net sales increased for the year ended December 31, 1996 to 46%, as compared to 42% for the same period of 1995. Gross margins of the Company increased to $27,450,944 from $25,727,720, an increase of $1,723,224 (7%) over the same period of 1995, due primarily to increases in the Company's domestic point-of-sale systems which were partially offset by decreases in the margins of the domestic property management subsidiary. Cost of system sales for the year ended December 31, 1996 was $17,641,221 (56% of system sales) as compared to $14,351,669 (52% of system sales) for the same period of 1995, an increase of $3,289,552 (23%), due primarily to the mix of software and hardware sales. The cost of sale components for hardware sales is higher than that for software sales. Cost of support for the year ended December 31, 1996 was $5,712,635 (30% of support revenues) as compared to $4,613,913 (27% of support revenues) for the same period of 1995, an increase of $1,098,722 (24%).

         Selling, general, and administrative expenses increased in 1996 when compared to 1995. For the year ended December 31, 1996, these expenses were $23,846,876 as compared to $22,895,996 an increase of $950,880 (4%) from the same period of 1995. Selling, general, and administrative expenses as a percentage of net sales was 47% for the year ended December 31, 1996 as compared to 51% for the same period of 1995. The increase in selling, general and administrative expenses is primarily on the areas of payroll and related costs (approximately $880,000) and bad debt expense (approximately $280,000). Increases in payroll and related cost represent the expansion of the Company's distribution channels as well as increased expenses for the marketing and support of new products.

         Research and development expense for the year ended December 31, 1996 increased to $1,398,405 from $1,198,999 an increase of $199,406 (17%) over the same period of 1995. Total amounts expended on research and development (including amounts expensed and amounts capitalized) was $2,499,433 and $2,201,853 for 1996 and 1995, respectively.

         Depreciation and amortization expense for the year ended December 31, 1996 increased to $1,588,635 from $1,520,033 for the same period of 1995, an increase of $68,602 (5%).

         Dividends and other income for the year ended December 31, 1996 was $1,340,345 as compared to $1,290,691 for the same period of 1995, an increase of $49,654 (4%).

         Interest expense for the year ended December 31, 1996 decreased to $571,571 from $597,672 for the same period of 1995, a decrease of $26,101 (4%).

         The Company had a net deferred tax asset amounting to $2,099,753, net of valuation allowances of $6,968,476 at December 31, 1996 and $10,534,223 at December 31, 1995. The valuation allowance was decreased in the year ended December 31, 1996 by $3,565,747 reflecting the Company's estimate of the valuation allowance necessary to reduce the net deferred tax asset to the net recoverable amount. As a result, the income statements for the year ended December 31, 1996 does not reflect any income tax provision on the pre-tax operating results for that period. The realizability of this deferred tax asset is contingent upon a number of factors including the ability of the Company to maintain a level of operations that will generate taxable income. Management believes that it is more likely than not that the Company will generate taxable income sufficient to realize a portion of the tax benefits associated with net operating losses and tax credit carryforwards prior to their expiration. This belief is based upon the actual results achieved in 1996 and the Company's view of expected profits in 1997 and the next several years. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a non-cash charge to expense. However, if the Company achieves sufficient profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a non-cash credit to income.

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

         Selling, general, and administrative expenses decreased in 1995 when compared to 1994. For the year ended December 31, 1995, these expenses were $22,895,996 as compared to $24,388,210 a decrease of $1,492,214 (6%) over the same period of 1994. Selling, general, and administrative expenses as a percentage of net sales decreased to 51% for the year ended December 31, 1995, a 7 percentage point decrease from the year ended December 31, 1994. The reduction in expense is primarily in the areas of bad debts on accounts receivable ($770,000), payroll related costs ($218,000) and travel related expenses ($140,000). Reduction in bad debt expense is the result of changes in Company procedures in extending credit and collections.

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

         Dividends and other income for the year ended December 31, 1995 was $1,290,691 as compared to $1,255,848 for the same period of 1994, an increase of $34,843 (3%), due primarily to higher average invested balances.

         Interest expense for the year ended December 31, 1995 increased to $597,672 from $556,269 for the same period of 1994, an increase of $41,403 (7%) due to higher outstanding borrowings.

         During 1995, the Company made a provision for the settlement of a shareholder class action suit and increased the estimated cost of the 1993 settlement of a previous shareholder action. On December 27, 1995, the Company settled with the plaintiffs in the action known as IN RE: Sulcus Computer Corporation Securities Litigation, II. This settlement provided for a settlement fund of $800,000 in cash and 1,400,000 Sulcus Common Shares having a value of $2,800,000 at the time of settlement. The cash portion of the settlement was paid by insurance ($666,000) and the Company ($134,000). The Company issued the shares to the settlement fund on December 31, 1996. At December 31, 1995, the Company recorded a provision of $2,861,118 which, together with amounts accrued in 1994, represents costs which the Company expects to incur in connection with this settlement. Additionally, in connection with the conclusion of the 1993 settlement action known as IN RE:
Sulcus Computer Corporation Securities Litigation, the Company incurred costs of $58,215 in addition to those previously accrued.

         During 1995, the Company recorded tax expense of $202,645, representing an estimate of current and deferred taxes, attributable to that year. These taxes were incurred in jurisdictions where loss carryforwards are not available.

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

         Current short-term capital needs will be funded primarily through internal working capital and anticipated operating revenues from new sales, continuing and new support services revenue, and a backlog of orders received and pending. The Company has no significant unused lines of credit at December 31, 1996. To date, bank credit lines have not been a significant component of the Company's liquidity and capital resources.

         At December 31, 1996, Sulcus' cash and cash equivalents increased to $2,503,475 from $1,202,325 at December 31, 1995, an increase of $1,301,150.
This increase is primarily the result of increased profitability experienced by the Company in 1996 as compared to 1995 and 1994. Since the Company operates in a number of countries, cash and cash equivalents are maintained by the various operating subsidiaries in the local currencies of these countries for the purpose of paying expenses as they are due.

         The Company maintains a portfolio of short-term investments (primarily in the form of preferred stocks) which may be used for the purpose of providing liquidity. At December 31, 1996, the Company's short-term investment portfolio, valued at market, was $12,393,411. These investments are subject to risk, most notably the risk that the market value of these assets will decline as the result of general market fluctuations, increases in interest rates or changes in the underlying operations of the investee. Company policy does not require temporary investments to be investment grade as determined by a nationally recognized statistical rating organization nor does it require that such investments have any additional safety feature such as insurance. Through the first five months of 1995, the Company maintained its investment philosophy of actively buying and selling investments with the objective of generating profits of short-term differences in price ("Trading"). Management sold a portion of these investments in May and June of 1995 and invested the proceeds of these sales in securities which will be held for the generation primarily of dividend and interest income ("Available for Sale"). Additionally, the remaining investments were reclassified in 1995 from Trading to Available for Sale. The Company had borrowings at December 31, 1996, of $5,826,577, on margin against its investments at the brokers internally established floating interest rate which was 7.875%.

         At December 31, 1996, accounts receivable increased to $12,995,894. The Company's gross accounts receivable includes hardware and software support contracts as well as amounts due on system installations. The Company records a provision for amounts which it estimates may ultimately be uncollectible from customers. The allowance for uncollectible accounts decreased at December 31, 1996 to $1,913,107 as compared to $2,581,020 at December 31, 1995, due to write-offs of accounts receivable.

         The Company purchases computer hardware and other equipment from vendors under open accounts payable for the purpose of including these items in systems sold to customers. Hardware and equipment are readily available in the marketplace and therefore it is not necessary for the Company to maintain large quantities of inventories to meet customer needs. Inventories of computers, computer components and computer peripherals increased to $2,614,321 at December 31, 1996. Accounts payable decreased to $3,947,597 at December 31, 1996.

         The Company leases facilities under operating lease agreements of varying terms. Properties and equipment consist primarily of leasehold improvements and equipment used in the conduct of business. Property and equipment, net of accumulated depreciation and amortization, increased to $2,473,324.

         In addition to borrowings on margin against its investments, the Company has outstanding long-term borrowings from financial institutions. At December 31, 1996, the Company had no short-term borrowings (excluding borrowings under margin). At December 31, 1996, the Company had long-term borrowings (including current and noncurrent portions) of $366,995, primarily a result of new capitalized lease obligations for equipment.

         The backlog of hardware and software orders at December 31, 1996 is expected to be filled within one year and amounted to $4,911,000.

         The Company's ability to develop and expand its presence in the hospitality industry and expand existing business lines for its other markets depends, in a large part, on the availability of adequate funds. Cash flow has been favorably impacted during the past year by improving sales and profitability. These funds have generally been used to provide the Company with the ability to finance additional receivables from customers, to reduce levels of accounts payable, to fund the development of the Company's software products, to fund capital expenditures and to repay short-term borrowings. Management expects that to meet customer needs, it must continue to increase levels in inventories for the Company's manufactured point-of-sale products and continue to invest in the development of the Company's software products at levels consistent with those of the past two years. To finance these needs, the Company will rely primarily on operating cash flow over the next several years together with currently available working capital. On a longer term basis, the Company is working with financial institutions to develop relationships which will be used, in part, to provide working capital facilities which will be utilized in the Company's operations. Nonetheless, if technological changes render Sulcus' products uncompetitive or obsolete, or, if the Company incurs operating losses, additional capital may be required. There can be no assurance that any financing will be available when needed, or, if available, that it can be obtained on terms satisfactory to the Company.

         In furtherance of the Company's strategy of acquisition of computer software products or companies that complement or expand existing business lines, the Company intends to continue its efforts to acquire additional businesses or software products and/or to create joint ventures related to existing businesses for this purpose. The Company currently has no plans, agreements or commitments for any such transactions and is not currently engaged in any active negotiations with respect to any such transactions. There can be no assurance that the Company will be able to acquire companies or software products on a favorable basis.

         The resignation of the Company's former Chairman resulted in a severance obligation of approximately $1,050,000. The intent is for the obligation to be paid monthly over a 36-month period, however, the former Chairman may elect a lump sum distribution. The Company's former Chairman disagrees as to the interpretation of the amount due to him under the termination provisions and the parties are continuing to negotiate to reach a settlement.

         Certain lawsuits arising in the ordinary course of business are pending against the Company and its subsidiaries. The Company believes that the ultimate outcome of these actions will not result in a material adverse effect on the Company's consolidated financial position, results of operations and liquidity.

FORWARD-LOOKING STATEMENTS

         The foregoing discussion and the Company's consolidated financial statements contain certain forward-looking statements that involve risks and uncertainties, including the following: (i) risks relating to the expansion of the Company's business, both domestically and internationally, including risks associated with cash flow problems, management of diverse operations and the political and economic stability of particular countries in which the Company has international operations, (ii) the need for additional capital to fund the development and expansion of the Company's presence in the hospitality industry and to expand its existing business lines in other markets, (iii) rapidly changing technology, accelerated product obsolescence and rapidly changing industry standards in the market for the Company's products, resulting in the need to update products and introduce new products and services in a timely manner to meet evolving customer requirements, (iv) intense competition by a large number of competitors, many of which have greater financial, technical, marketing and other resources and larger installed customer bases than the Company, (v) discounting of prices with no decrease in the cost of providing systems and services as a result of the intense competition, (vi) the need to attract, hire, train and retain qualified managerial, technical and sales and marketing personnel, and (vii) variation in the Company's operating results such that past operating results and period-to-period comparisons should not be relied upon as an indication of future performance. As a result, the Company's actual results could differ materially from the results discussed in the forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Consolidated financial statements and the Report of Independent Auditors thereon are listed under Item 14(a) (1) of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

         None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of Sulcus are as follows:

         Name                       Age                       Position

Robert D. Gries                     67      Acting Chairman of the Board and Director (1)
David H. Adler                      53      Director (1)
Leon D. Harris                      58      Chief Executive Officer and Director
Jeffrey S. Ratner                   54      Director
John W. Ryba                        52      General Counsel and Vice President, Administration
H. Richard Howie                    42      Chief Financial Officer, Principal Accounting Officer and Treasurer
Margaret Santone                    55      Corporate Secretary
William F. McLay                    50      Managing Director
Barry Logan                         47      Vice President, General Manager, Restaurant Division of Sulcus Hospitality Group
Bernhard Mantel                     43      Vice President, Operations, Sulcus Hospitality Group EMEA, AG
Jappe Kjaer                         41      President, Sulcus Scandinavia AS
Thomas Caudill                      54      Vice President, General Manager, Lodging Division of Sulcus Hospitality Group
Gerry Lau                           57      Chairman, Sulcus Hospitality Limited

(1) Member of Audit Committee.

         Each director is elected for a period of one year at the Company's annual meeting of Stockholders and serves until his successor is duly elected by the Stockholders. Officers are appointed and serve at the will of the Board of Directors subject in certain cases to the terms of employment agreements.

         ROBERT D. GRIES has been a Director of the Company since 1983. He became the Acting Chairman of the Board of Directors on March 3, 1997. Since 1964, Mr. Gries has been President of the Gries Companies which engages in venture capital financing. From 1966 to 1995 he was Vice President, director and a principal shareholder of the Cleveland Browns Football Company, Inc., a National Football League team.

         DAVID H. ADLER was appointed a Director of the Company in August 1993. Mr. Adler has been Chief Executive Officer and majority shareholder of a group of privately-owned companies since 1985, including the Adler Financial Group, David H. Adler Real Estate Enterprises and PEBECO (Pennsylvania Bedding Incorporated) of Scranton, Pennsylvania, a manufacturer of King Koil and other private labeled mattresses and sleep products.

         LEON D. HARRIS was appointed a Director of the Company in November 1996 and Chief Executive Officer on March 3, 1997. Since August 1993, he has been President of Physalia Corporation, a consulting group functioning in the computer systems/technology market. From 1985 to 1993, Mr. Harris was President/CEO of Olivetti USA, the American subsidiary of the Italian office equipment/systems company.

         JEFFREY S. RATNER is a co-founder of the Company and served as Chief Executive Officer from the Company's inception in 1979 to September 1995 and Chairman of the Board of Directors since the Company's inception in 1979 to February 1997. Since 1975, Mr. Ratner has owned Ratner Real Estate and Ratner Development Corporation and is the Chief Executive Officer and Chairman of the Board of both companies. In 1992, he became Chief Executive Officer and Chairman of the Board of City Rentals, Inc., and is its sole shareholder. These companies purchase, develop, lease and manage commercial and residential real estate. On May 2, 1996, Mr. Ratner entered into an agreement with the Securities and Exchange Commission, without admitting or denying any wrongdoing, which provides that he would not in the future violate certain sections of the Exchange Act and Rules thereunder.

         JOHN W. RYBA joined the Company in September 1987 as its General Counsel and is presently its General Counsel and Vice President, Administration. Mr. Ryba was elected a director in May 1989 and resigned as a director in February 1997. Mr. Ryba was engaged in the private practice of law in Pittsburgh, Pennsylvania, from 1984 until joining the Company. His firm represented computer software and hardware companies.

         H. RICHARD HOWIE joined the Company in July 1994 as Chief Financial Officer/Vice President-Finance and Treasurer. Previously, from January 1994 to June 1994, he was Chief Financial Officer at Central Blood Bank, Inc. From 1987 to November 1993, he was Vice President Finance and Chief Financial Officer of Stuart Medical, Inc., a nationwide hospital distributor of medical and surgical supplies.

         MARGARET SANTONE joined the Company in 1979 as Corporate Secretary. From 1975 to the present, she has also served as the Corporate Secretary of Ratner Development Corporation, Ratner Real Estate and City Rentals, Inc. Ms. Santone does not devote substantial time to these companies.

         WILLIAM F. MCLAY joined the Company in 1990 as its Chief Financial Officer until January 1991, when he left to serve as a Financial Advisor to Foster Industries, Inc. through 1992. Mr. McLay rejoined the Company in 1993, as Director of Corporate Planning and Development, later becoming Managing Director.

         BARRY LOGAN has served as the Vice President, General Manager-Restaurant Division of Sulcus Hospitality Group since 1994. He joined the Company as Vice President of Research and Development of Squirrel at the time of its acquisition by the Company in March 1992. Prior thereto, he was responsible for the evolution of the Squirrel product line from its inception in 1984. Prior to joining Squirrel in November 1984, he developed a time sharing system operation and has been involved in a variety of computer-oriented organizations since 1972.

         BERNHARD MANTEL joined the Company following the acquisition of its subsidiary, Techotel, Inc. in January 1993, as the Managing Director of Techotel, Inc. (now Sulcus Hospitality Group EMEA, AG) and Lodgistix (International), AG, a wholly-owned subsidiary of Techotel. From 1983 until joining Sulcus, he founded Techotel, Inc. ("Techotel") and Lodgistix (International), AG and served in the same capacities for each. He also serves as a Director of Techotel's subsidiary Lodgistix U.K. Ltd. (since its inception in 1987).

         JAPPE KJAER joined the Company in January 1994, as President of the Company's subsidiary, Sulcus Scandinavia A/S (formerly Lodgistix Scandinavia A/S), upon its acquisition by Sulcus. Mr. Kjaer founded Lodgistix Scandinavia A/S, a Lodgistix distributor in Norway, Sweden, and Denmark, in 1987, and served as its General Manager.

         THOMAS CAUDILL has served as the Vice President, General
Manager--Lodging Division of Sulcus Hospitality Group since 1994. Previously he had been Vice President Sales-Eastern Region. Prior to joining the Company, from 1986 to 1993, he was a Director of Sales for Covia, a partnership of seven airlines, which developed and marketed the Apollo reservation system.

         GERRY LAU joined the Company in February 1995 as Chairman of Sulcus Hospitality Limited. Prior thereto, Mr. Lau served as a Managing Director of Data General Corporation (NYSE:DGN), from March 1994 until February 1995, as a partner of TASA International (a Swiss consulting firm), from 1993 to March 1994, and as Group Managing Director of Innovest Systems and Services Private Limited, from 1986 to 1993.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

         Based solely on review of the copies of such forms furnished to the Company, or written representation that no other reports were required, the Company believes that during 1996 all Section 16(a) filing requirements applicable to its officers and directors were complied with.

ITEM 11. EXECUTIVE COMPENSATION

         The following tables present certain information concerning the cash compensation and stock options provided to the named executive officers during the years ended December 31, 1996, 1995 and 1994.

         SUMMARY COMPENSATION TABLE

         The following table reflects the total compensation paid during 1996, 1995 and 1994, for services in all capacities to the Company by the Chairman and each of the other four most highly compensated executive officers of the Company during 1996 (the "Named Officers").



                     Annual Compensation                                   Long Term Compensation
                     -------------------                                   ----------------------
                                                                                      Awards
                                                                                      Securities
Name and                                                                              Underlying
Principal                                                     Other Annual            Options/SARs
Position          Year     Salary($)        Bonuses($)        Compensation(s)         (#)

Jeffrey Ratner    1996     350,000                --                  57,000 (1)         200,000
Chairman          1995     350,000                --                      --                  --
                  1994     313,500                --                      --                  --

Joel Nagelmann    1996     200,000            21,233                      --              11,324
President         1995     135,600            33,107                      --             215,579
                  1994          --                --                      --                  --

H. Richard Howie  1996     120,000                --                      --              36,000
Chief Financial   1995     120,000                --                      --                  --
Officer           1994      55,000                --                      --              30,000

William F. McLay  1996     120,000                --                      --              20,000
Managing          1995     120,000                --                      --              20,000
Director          1994      75,000                --                      --              60,000

Barry Logan       1996     108,158            22,250                      --              10,303
V.P. of Sulcus    1995     113,925                --                      --                  --
Restaurant Div.   1994      95,833                --                      --              95,000


(1) Includes amount for unused vacation ($54,000) and travel and other business expenses incurred under the terms of an employment agreement.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table summarizes the aggregate amount of shares subject to stock options granted, for the period January 1, 1996, through December 31, 1996, to the Chairman and each of the Named Officers. No gain on these options will be realized by the Named Officers without an increase in the price of Company Common Stock from the date of grant, which will benefit all stockholders proportionately.

                  Individual Grants
                  -----------------
                           Number of                                                             Potential Realizable Value
                           Securities       % of Total                                           at Assumed Annual Rates
                           Underlying       Options           Exercise                           of Stock Price Appreciation
                           Options/         Granted to        or Base                            for Option Individual Grants
                           SARS             Employees         Price             Expiration       ----------------------------
Name                       Granted          in 1996           ($/Sh)            Date             5%($)(1)          10%($)(1)
----                       -------          -------           ------            ----             --------          ---------
Jeffrey S. Ratner(2)       200,000               51%          $2.4375           01/01/01         $134,687          $297,624

Joel Nagelmann              11,324                3%            1.875           01/01/01            5,866            12,976

H. Richard Howie(2)         36,000                9%           2.4375           01/01/01           24,244            53,572

William F. McLay            20,000                5%           1.9375           01/01/01           10,706            23,657

Barry Logan                 10,303                2%           2.0625           01/01/01            5,871            12,973


(1) The calculation of potential realizable values are based on theoretical and arbitrary rates of appreciation in the price of Company Common Stock from the date of grant of five and ten percent for the option terms, are mandated by the rules of the United States Securities and Exchange Commission and may or may not accurately reflect or predict the actual values of the stock options.

(2) On March 25, 1996, the Company canceled 200,000 options granted to Mr. Ratner and 30,000 options granted to Mr. Howie and granted new options of 200,000 options to Mr. Ratner and 36,000 options to Mr. Howie at new exercise prices. The original exercise price was $5.125 for Mr. Ratner's options and $3.375 for Mr. Howie's. The new exercise price is $2.4375 for both, which was the fair market value of the Company's Common Stock on that date. At the date of repricing, the unexpired term of the original options were six years for Mr. Ratner and eight years for Mr. Howie.

AGGREGATED OPTION/SAR EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

         The following table sets forth information concerning the net value realized on the exercise of stock options in 1996 by the Chairman and each of the Named Officers as of December 31, 1996.

                                                                                Number of
                                                                                Securities
                                                                                Underlying                Value of Unexercised
                                                                                Unexercised                 In-the-Money
                                                                                Options/SARs                Options/SARs
                                                                                at 12/31/96                 at 12/31/96 ($)(1)

                           Shares Acquired           Value Realized             Exercisable/                Exercisable/
Name                       on Exercise               ($)                        Unexercisable               Unexercisable

Jeffrey S. Ratner          0                         0                          50,000/150,000                     $0/$0

Joel Nagelmann             0                         0                          87,789/127,790                     $0/$0

H. Richard Howie           0                         0                           7,200/28,800                      $0/$0

William McLay              0                         0                          48,000/52,000                      $500/$2,000

Barry Logan                0                         0                          65,924/36,000                      $0/$0


(1) The value of unexercised, in-the-money options is the difference between the exercise price and the fair market value of Company Common Stock at December 31, 1996, which was $2.0625.

COMPENSATION OF DIRECTORS

         Directors who are not officers or employees of the Company ("Outside Directors") are reimbursed for their direct expenses incurred in attending a meeting. In addition, pursuant to the Company's Amended and Restated 1991 Stock Option Plan for Directors (the "Directors Plan"), the Company has reserved 1,000,000 shares of its Common Stock for Directors (including Directors who are officers or employees) of the Company or any of its subsidiaries. A committee is charged with authority to administer the Directors Plan, to award options, determine the option exercise price (at a price not less then the fair market value of the Common Stock when granted) and fix the vesting schedule and other terms thereof. Jeffrey S. Ratner and one other executive officer served on this committee in 1996. During 1996, 75,000 options were awarded under the Directors Plan to David H. Adler and Leon D. Harris.

EMPLOYMENT ARRANGEMENTS

         The Company entered into an employment agreement with each of Messrs. Ratner and Ryba in August 1994. Among other things, each agreement provides that if the executives' employment is terminated after a change in control of Sulcus, he may receive, under the agreement, certain benefits including monthly salary payments and acceleration of portions of unexercised stock options. On February 24, 1997, the Company's Chairman gave notice to the Company of termination of his employment agreement. Termination provisions of his employment agreement resulted in a severance obligation of approximately $1,050,000. The intent is for the obligation to be paid monthly over a 36-month period, however, the former Chairman may elect a lump sum distribution. The Company's former Chairman disagrees as to the interpretation of the amount due to him under the termination provisions and the parties are continuing to negotiate to reach a settlement.

         H. Richard Howie joined the Company in July 1994, as Chief Financial Officer pursuant to an employment agreement providing for an annual salary of $120,000. Mr. Howie was granted an option to purchase 30,000 shares of Company Common Stock at a price of $3.375 per share. These options were canceled and new options for 36,000 shares were granted on March 25, 1996, at a price of $2.4375, twenty percent of which were immediately exercisable and the rest vesting over four years at twenty percent per year beginning in March 1997. This employment agreement can be terminated by the Company or Mr. Howie on 14 days notice without cause.

         On March 10, 1997, Mr. Nagelmann resigned and his employment agreement was terminated. The Company will continue to pay Mr. Nagelmann his monthly salary of $16,667 until April 17, 1998, and he will retain all stock options granted and may exercise them in accordance with their terms until March 10, 1999. A loan in the amount of $65,485 has been forgiven. All other loans made to Mr. Nagelmann have been repaid in full by him. Agreements between the Company and Mr. Nagelmann regarding non-disclosure of trade secrets and confidential information and non-compete and other similar covenants remain in effect.

         In March 1997, Leon Harris was elected as the Company's Chief Executive Officer. Mr. Harris has entered into an employment agreement with the Company providing for an annual salary of $225,000. Mr. Harris is entitled to receive annual bonuses (ranging from 3% to 5% of the annual after-tax earnings) as of December 31 in each year of his employment, commencing in 1997, subject to certain limitations, payable one-half in cash and one-half in stock options. These bonus options vest one-half on the date of grant and one-half one year later. Mr. Harris also was granted an option to purchase 250,000 shares of the Company's common stock at $1.625 per share vesting over five years at 20 percent per year beginning March 4, 1997. Mr. Harris may retain all options granted and all other rights for two years if his employment is terminated without cause.

         The Company's employment agreements impose non-competition and confidentiality obligations and provide for the assignment to the Company of all rights to any technology developed by the executive during the term of his employment. The Company has or is obtaining "key man" insurance policies in the face amount of $200,000 on the life of Mr. Howie and $500,000 on the life of Mr. Harris under which the Company is, in each case, the beneficiary.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The following persons participated in compensation decisions made during 1996: Jeffrey S. Ratner, John W. Ryba, Herbert G. Ratner, Robert D. Gries and David H. Adler. There are no interlocking relationships, as defined in the regulations of the Securities and Exchange Commission, involving any of these individuals. See "Certain Relationships and Related Transactions" for a description of certain transactions entered into by the Company and Jeffrey S. Ratner.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 24, 1997, with respect to shares of Common Stock of the Company beneficially owned by each Director and by all officers and Directors as a group, and by persons known to the Company to be beneficial owners of more than 5% of Company Common Stock. As of such date, 16,752,032 shares of Common Stock were outstanding.

Directors, Officers and                           Number of Shares
5% Shareholders                                  Beneficially Owned             Percentage of Class

Jeffrey S. Ratner                                    1,100,000  (1)                     7%
  41 North Main Street
  Greensburg, PA  15601
Robert D. Gries                                         55,000  (2)                     *
David H. Adler                                          68,500  (3)                     *
Leon D. Harris                                          59,100  (4)                     *
John W. Ryba                                            72,000  (5)                     *
H. Richard Howie                                        14,400  (6)                     *
William F. McLay                                        67,175  (7)                     *
Margaret Santone                                         8,420  (8)                     *
Barry Logan                                             66,824  (9)                     *
Bernhard Mantel                                        188,502  (10)                    1%
Jappe Kjaer                                            101,144  (11)                    *
Thomas Caudill                                          16,000  (12)                    *
Gerry Lau                                                    0                          *

All Directors and executive officers
as a group.  (13 persons)                            1,817,065                         11%


(1) 1,000,000 of these shares were transferred in 1993 to an Irrevocable Trust established by Mr. Ratner as Settlor for the benefit of himself, his wife and his children. Mr. Ratner does not have or share investment control but retains voting control with respect to shares of the Company. The Trustee is an independent Trustee unaffiliated with Mr. Ratner or any other beneficiary and has the discretionary power to allocate the shares of the Company in the Trust, or any proceeds from the sale of any such shares, in an amount to be determined by the Trustee in its sole discretion. Mr. Ratner disclaims beneficial ownership with respect to any shares held in such Trust which may be allocated by the Trustee for the benefit of any beneficiary of the Trust other than Mr. Ratner. Includes 100,000 shares subject to a currently exercisable option.**


(2) Includes 25,000 shares currently owned of record and 30,000 shares subject to a currently exercisable option.**

(3) Includes 6,000 shares owned of record and 62,500 shares subject to a currently exercisable option.**

(4) Included 9,100 shares owned of record and 50,000 shares subject to a currently exercisable option.**

(5) Includes 72,000 shares subject to currently exercisable options.**

(6) Includes 14,400 shares subject to a currently exercisable option.**

(7) Includes 15,175 shares currently owned of record and 52,000 shares subject to currently exercisable options.**

(8) Includes 20 shares currently owned of record and 8,400 shares subject to a currently exercisable option.**

(9) Includes 900 shares currently owned of record and 65,924 shares subject to currently exercisable options.**

(10) Includes 188,502 shares currently owned of record.

(11) Includes 89,144 shares currently owned of record and 12,000 shares subject to a currently exercisable option.**

(12) Includes 16,000 shares subject to a currently exercisable option.**

*   Less than 1% issued and outstanding.

** A currently exercisable option is one which is exercisable within 60 days from the date hereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Leon Harris, Chief Executive Officer and Director of the Company is the President and owner of Physalia Corporation. In April 1996 Physalia Corporation entered into a management contract with Radix Systems, Inc. a subsidiary of the Company, to provide management and operating services related to document conversion activities. The contract provided for the payment by Radix of a set monthly fee, variable commissions calculated as a percent of Radix' gross sales, bonus and reimbursement of out-of-pocket expenses. At the year ended December 31, 1996, payments of $82,563 were made to Physalia. In accordance with its terms, the contract will terminate on March 31, 1997.

         In September 1993, the Company loaned Mr. Bernhard Mantel $500,000, pending the registration of the stock of the Company issuable to Mr. Mantel under terms of the agreement for the purchase of Techotel. Mr. Mantel was the principal shareholder of Techotel and remains its Managing Director. The note was intended to be repaid upon the registration by the Company for the stock issuable to him. Based upon the nature of the note, it has been reflected as a reduction of equity. In May 1996, the Company and the former shareholder of Techotel agreed to the repayment of the note through the cancellation of 200,000 shares issuable under the Purchase Agreement.

         Sulcus' principal executive, and administrative operations are located at Sulcus Centre, 41 N. Main Street, Greensburg, Pennsylvania 15601, in a facility containing approximately 10,000 square feet. Sulcus leases this building under several leases, with a trust established by Sulcus' principal stockholder and Director, Jeffrey S. Ratner, expiring on various dates through September 30, 2001. Rent expense under these agreements was $233,687; $225,391; and $185,251 for the years ended December 31, 1996, 1995 and 1994, respectively. The annual rental commitment under these leases are $150,388 in 1997, $99,051 in 1998 and $91,269 in 1999, $95,823 in 2000, and $74,520 in
2001. The leases renew automatically for additional two-year terms at a minimum rental rate of 2% over the prior year's amount, unless canceled by either party. While these leases were not the result of arms length negotiations the Company believes that the aggregate rental commitment is similar to comparable properties in the area.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.      FINANCIAL STATEMENTS

                 * REPORTS OF INDEPENDENT AUDITORS

                 * CONSOLIDATED BALANCE SHEETS - Years Ended December 31, 1996
                   and 1995

                 * CONSOLIDATED STATEMENTS OF OPERATIONS - Years ended
                   December 31, 1996, 1995 and 1994

                 * CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - Years
                   ended December 31, 1996, 1995 and 1994

                 * CONSOLIDATED STATEMENTS OF CASH FLOWS - Years ended
                   December 31, 1996, 1995 and 1994

                 * NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         2.      FINANCIAL STATEMENT SCHEDULES ATTACHED HERETO ARE AS FOLLOWS:

                 Statement Regarding Computation of Per Share Earnings

                 Schedule VIII - Valuation and Qualifying Accounts

                 All other Schedules are omitted since the required information is not present in amount sufficient to require submission of the Schedules, or because the information is included in the Consolidated Financial Statements and Notes thereto.

         3.      EXHIBITS INDEX

         1(a)    Form of Underwriting Agreement #

         (b)     Form of Agreement Among Underwriters *

         (c)     Form of Selected Dealers Agreement *

         (2)(a) Agreement and Plan of Reorganization between Lodgistix and Sulcus. **

         (a)(i)  Amendment 1. to Agreement and Plan of Reorganization. **

         (ii)    Amendment 2. to Agreement and Plan of Reorganization. **

         (b)     Agreement of Merger between Lodgistix and Sulcus. **

         (b)(i)  Amendment 1. to Agreement of Merger. **

         (b)(ii) Amendment 2. to Agreement of Merger. **

         (c)(i)  Certificate of Merger - Delaware ***

         (c)(ii) Certificate of Merger - Kansas ***

         (d) Stock Purchase Agreement among Sulcus, Squirrel and shareholders of Squirrel ****

         (e) Stock Purchase Agreement and Plan of Reorganization among Sulcus, NRG and shareholders of NRG ****

         (f)     Stock Purchase Agreement among Sulcus, JBA and shareholders of
                 JBA ++

         (g) Stock Purchase Agreement among Sulcus, Techotel and shareholders of Techotel *****

         (h) Stock Purchase Agreement among Sulcus, Lodgistix Scandinavia and shareholders of Lodgistix Scandinavia *******

     (3)(a)           Articles of Incorporation +

        (b)           Certificate of Amendment to Articles of Incorporation +

        (c)           Form of Proposed Amendments to Articles of Incorporation ***

        (c)(i)        Form of Proposed Amendment to Preferred Stock Provisions of
                      Articles of Incorporation #

        (d)           By-Laws *

     (4)(a)           Form of Common Stock Certificate +

        (a)(i)        Form of Class A Warrant Certificate #

        (b)           Form of Underwriter's Warrant X

        (c)           Form of Warrant Agreement #

        (d)           Form of Preferred Stock Certificate #

        (e)           Form of Class B Warrant ***

        (f)           Form of Class B Warrant Agreement ***


    (10)(a)           Incentive Stock Option Plan, as amended *

        (a)(i)        Form of 1991 Incentive Stock Option Plan ***

        (b)           Director's Stock Option Plan *

        (b)(ii)       Form of 1991 Directors Stock Option Plan ***

        (c)           Form of Incentive Stock Option Agreement *

        (d)           Form of Directors Stock Option Agreement *

        (h)           Management Agreement between Hospitality Management Systems,
                      Inc. and CompuSolv, Inc., dated March 1, 1989 *

        (i)           Exclusive License Agreement between Hospitality Management
                      Systems, Inc. and CompuSolv, Inc., dated July 14, 1989 *

        (j)           Form of Distributor Agreement *

        (l)           Form of Reseller Agreement (Software) *

        (n)           Form of Support, Maintenance & Enhancement Agreement *

        (o)           Form of Hardware Service Agreement *

        (x)           Form of Purchase/License Agreement between Hospitality
                      Management Systems, Inc. and Purchaser *

        (y)           Lease for premises at 41 N. Main Street, Greensburg, PA *

            (viii)    Employment Agreement with Jeffrey S. Ratner ********

            (viii)(a) Amendment to Employment Agreement with Jeffrey S. Ratner
                      *********

            (ix)      Employment Agreement with John W. Ryba ********

            (x)       Employment Agreement with Delmer C. Gowing, III ********

            (xi)      Employment Agreement with H. Richard Howie ********

            (xiii)    Employment Agreement with Joel Nagelmann **********

            (aa)      Citibank Agreement *

            (bb)      Radix Agreement **

            (cc)      Agreement with Horwath International # #

      (11)            Statement RE: Computation of Per Share Earnings


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

++ Filed with Amendment No. 1 to Registration Statement 33-48682 filed on June 16, 1992.

+++ Filed with Amendment No. 2 to Registration Statement 33-48682 filed on June 16, 1992.

++++ Filed with Amendment No. 3 to Registration Statement 33-48682 filed on June 16, 1992.

* Incorporated by reference to Form S-1 Registration Statement (No. 33-32469) of Registrant filed on December 7, 1989.

**         Incorporated by reference to Form S-4 Registration Statement
           (No.33-37923) of Registrant filed on November 23, 1990.

***        Incorporated by reference to Form 10-K Annual Report (No. 0-13226) filed on May 15, 1994.

****       Incorporated by reference to Form 8-K current report for March 1992.

*****      Incorporated by reference to Form 8-K current report for February 1993.


*******    Incorporated by reference to Form 8-K current report for November 1993.


********   Incorporated by reference to Form S-1 Registration Statement (No.
           33-85244), filed on October 14, 1994.


*********  Incorporated by reference to Amendment No. 1 to Form S-1 Registration
           Statement (No.33-85244), filed on January 19, 1995.

********** Incorporated by reference to Form 10-K Form 10-K Annual Report (No.
           0-13226) filed on April 15, 1996.


#          Incorporated by reference to Amendment No. 3 to Form S-1 Registration
           Statement (No. 33-85244), filed on July 29, 1996.

##         Incorporated by reference to Amendment No. 5 to Form S-1 Registration
           Statement (No. 33-85244), filed on October 23, 1996.

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

         Lodgistix, Inc.                                        Delaware

         Sulcus (Australia) Pty. Ltd.                           Australia

         Squirrel Companies, Inc.                               Georgia

         Squirrel Companies of Canada, Ltd.                     Canada

         NRG Management Systems, Inc.                           Texas

         Sulcus Hospitality Limited                             Hong Kong

         Sulcus Singapore, Pte. Ltd.                            Singapore

         Sulcus (Malaysia) SDN BHD                              Malaysia

         Sulcus Hospitality Group EMEA, AG                      Switzerland
          Sulcus (International) AG                             Switzerland
          Sulcus UK                                             United Kingdom

         Sulcus Scandinavia, A.S.                               Scandinavia

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greensburg, Commonwealth of Pennsylvania, on March 27, 1997.

              SULCUS COMPUTER CORPORATION

              By:   /s/ LEON HARRIS
                        ------------------------------------------------------
                        Leon Harris
                        Chief Executive Officer and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1997.

         Signature and Title                                              Date
         -------------------                                              -----
/s/ LEON D. HARRIS                                                        March 27, 1997
-------------------------------------------                               --------------
Leon D. Harris, Director, Chief Executive
Officer and Principal Executive Officer


/s/ ROBERT D. GRIES                                                       March 27, 1997
-------------------------------------------                               --------------
Robert D. Gries, Acting Chairman of the
Board and Director


-------------------------------------------                               --------------
Jeffrey S. Ratner, Director


 /s/ DAVID H. ADLER                                                       March 27, 1997
-------------------------------------------                               --------------
David H. Adler, Director


/s/ H. RICHARD HOWIE                                                      March 27, 1997
-------------------------------------------                               --------------
H. Richard Howie, Chief Financial
Officer and Chief Accounting Officer

                              [CROWE CHIZEK LOGO]


                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Sulcus Computer Corporation

We have audited the accompanying consolidated balance sheet of Sulcus Computer Corporation as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sulcus Computer Corporation as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits referred to above also included the financial schedule listed in answer to item 14(a)(2). In our opinion, such financial schedule presents fairly the information required to be set forth therein.

                                           Crowe, Chizek and Company LLP


Columbus, Ohio
March 5, 1997

                          SULCUS COMPUTER CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                        ASSETS
                                                                                                      December 31,
                                                                                           ---------------------------------
                                                                                              1996                   1995
                                                                                           ----------            -----------
Current Assets
         Cash and cash equivalents                                                         $2,503,475             $1,202,325
         Short-term investments (at market)                                                12,393,411             12,408,075
         Restricted cash                                                                           --                550,000
         Accounts receivable, net of allowance of $1,913,107
                and $2,581,020 in 1996 and 1995, respectively                              12,995,894             11,134,576
         Inventories                                                                        2,614,321              2,573,826
         Deferred taxes                                                                       207,837                165,557
         Other current assets                                                               1,082,184              1,761,465
                                                                                          -----------            -----------
Total current assets                                                                       31,797,122             29,795,824


Purchased and capitalized software, net of accumulated amortization
         of $10,660,801 and $7,992,031 in 1996 and 1995, respectively                       3,260,063              4,941,695

Property and equipment, net of accumulated depreciation of $4,801,119
         and $4,247,168 in 1996 and 1995, respectively                                      2,473,324              2,015,816

Goodwill, net of accumulated amortization of $3,447,509
         and $2,672,714 in 1996 and 1995, respectively                                      7,220,638              7,826,683
Deferred taxes                                                                              1,891,916              1,934,196
Other noncurrent assets                                                                     1,307,036                812,564
                                                                                          -----------            -----------
Total Assets                                                                              $47,950,099            $47,326,778
                                                                                          ===========            ===========


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Short-term borrowings                                                             $5,826,577             $6,382,710
         Current portion of long-term debt                                                     27,175                 46,713
         Current portion of obligations under capital leases                                  155,216                     --
         Accounts payable                                                                   3,947,597              4,352,408
         Shareholder litigation liability                                                          --              3,108,097
         Deferred revenues                                                                  6,497,107              6,195,289
         Customer deposits                                                                  2,102,731              1,311,408
         Other accrued liabilities                                                          1,891,494              3,008,892
                                                                                          -----------            -----------
Total current liabilities                                                                  20,447,897             24,405,517


Long-term debt, net of current portion                                                             --                 27,175
Obligations under capital leases, net of current portion                                      184,604                     --

Commitments and contingencies

Stockholders' equity
         Common stock, no par value; 30,700,000 shares
                authorized (16,832,663 and 15,145,570 shares
                issued and issuable in 1996 and 1995, respectively)                        40,780,066             38,016,248
         Note receivable from stockholder                                                          --               (500,000)
         Retained earnings (deficit)                                                      (13,353,160)           (14,747,712)
         Foreign currency adjustment                                                         (108,453)               (60,832)
         Cumulative unrealized gain (loss) on investments available for sale                     (855)               186,382
                                                                                          -----------            -----------
Total Stockholders' Equity                                                                 27,317,598             22,894,086
                                                                                          -----------            -----------
Total Liabilities and Stockholders' Equity                                                $47,950,099            $47,326,778
                                                                                          ===========            ===========

              See notes to the consolidated financial statements.

                          SULCUS COMPUTER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             Years Ended December 31,
                                                                                  --------------------------------------------
                                                                                      1996            1995            1994
                                                                                  -----------     -----------     ------------
Net revenue:
         System sales                                                             $31,721,534     $27,645,389      $25,893,783
         Support revenue                                                           19,083,266      17,047,913       15,993,533
         Dividends and other                                                        1,340,345       1,290,691        1,255,848
                                                                                  -----------     -----------     ------------
                Total revenue                                                      52,145,145      45,983,993       43,143,164
                                                                                  -----------     -----------     ------------


Cost of goods sold and services provided:
         Systems                                                                   17,641,221      14,351,669       15,078,349
         Support services                                                           5,712,635       4,613,913        5,509,625
                                                                                  -----------     -----------     ------------
                Total cost of sales and services provided                          23,353,856      18,965,582       20,587,974


Expenses:
         Selling, general, and administrative                                      23,846,876      22,895,996       24,388,210
         Research and development (net of capitalized
                software of $1,101,028, $1,002,854 and
                $1,556,888 for 1996, 1995 and 1994,
                respectively)                                                       1,398,405       1,198,999        1,596,515
         Interest                                                                     571,571         597,672          556,269
         Depreciation and amortization                                              1,588,635       1,520,033        2,157,857
         Unrealized and realized (gains) losses on short-term investments              (8,750)     (1,462,005)       1,861,403
         Unusual items:
                Write-off of assets                                                        --         514,694        2,156,949
                Write-off of goodwill                                                      --              --        1,256,000
                Provision for litigation settlement                                        --       2,919,333          250,000
                                                                                  -----------     -----------     ------------
         Total expenses                                                            27,396,737      28,184,722       34,223,203
                                                                                  -----------     -----------     ------------


Income (loss) before income taxes                                                   1,394,552      (1,166,311)     (11,668,013)
Income taxes                                                                               --         202,645               --
                                                                                  -----------     -----------     ------------
                Net income (loss)                                                 $ 1,394,552     ($1,368,956)    ($11,668,013)
                                                                                  ===========     ===========     ============


Earnings (loss) per share                                                               $0.08          ($0.09)          ($0.84)
                                                                                        =====          ======           ======


Weighted average number of common shares                                           16,833,305      14,720,327       13,872,298
                                                                                   ==========      ==========       ==========


              See notes to the consolidated financial statements.

                          SULCUS COMPUTER CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                                                                            Cumulative
                                                                                            Unrealized
                                              Common Stock                                Gain (Loss) on     Note
                                        -----------------------    Retained     Foreign     Investments   Receivable     Stock-
                                        Number of                  Earnings     Currency     Available       From       holders'
                                          Shares       Amount      (Deficit)   Adjustment    For Sale    Stockholder     Equity
                                        ----------  -----------  ------------  ----------    ----------  -----------  -----------
Balance, January 1, 1994                14,095,769  $35,585,420   ($1,710,743)    ($2,074)    $      --    ($500,000) $33,372,603

   Stock options exercised                 135,827      271,916            --          --            --           --      271,916
   Issuance of stock, contingent
     earnouts on acquisitions
     of companies                           70,836      511,077            --          --            --           --      511,077
   Cumulative translation adjustment            --           --            --    (113,887)           --           --     (113,887)
   Issuance of stock, shareholder
     litigation                            530,612    1,625,000            --          --            --           --    1,625,000
   Cancellation of shares previously
     issued as contingent earnout
     related to acquisition               (327,726)    (912,000)           --          --            --           --     (912,000)
   Net loss                                     --           --   (11,668,013)         --            --           --  (11,668,013)
                                        ----------  -----------  ------------   ---------     ---------    ---------  -----------
Balance, December 31, 1994              14,505,318   37,081,413   (13,378,756)   (115,961)            0     (500,000)  23,086,696

   Stock options exercised                  17,660       42,847            --          --            --           --       42,847
   Issuance of stock, contingent
     earnouts on acquisitions
     of companies                          573,477      784,592            --          --            --           --      784,592
   Cumulative translation adjustment            --           --            --      55,129            --           --       55,129
   Cumulative unrealized gain on
     investments available for sale             --           --            --          --       186,382           --      186,382
   Issuance of stock to consultants          7,408       12,000            --          --            --           --       12,000
   Issuance of stock as settlement of
     previously recorded liabilities        41,707       95,396            --          --            --           --       95,396
   Net loss                                     --           --    (1,368,956)         --            --           --   (1,368,956)
                                        ----------  -----------  ------------   ---------     ---------    ---------  -----------
Balance, December 31, 1995              15,145,570   38,016,248   (14,747,712)    (60,832)      186,382     (500,000)  22,894,086

   Stock options exercised                  84,296      137,920            --          --            --           --      137,920
   Issuance of stock, contingent
     earnouts on acquisitions of
     companies                              66,832      168,750            --          --            --           --      168,750
   Cancellation of shares in
     repayment of shareholder
     loans                                (220,000)    (550,000)           --          --            --      500,000      (50,000)
   Adjustment of shares issuable
     for purchase of Techotel A.G.         271,859           --            --          --            --           --         ----
   Adjustment of shares issuable
     under earn-out agreement for
     Lodgistix Scandinavia A.S.              7,688           --            --          --            --           --         ----
   Cumulative translation adjustment            --           --            --     (47,621)           --           --      (47,621)
   Cumulative unrealized (loss) on
     investments available for sale             --           --            --          --      (187,237)          --     (187,237)
   Issuance of stock to consultants         10,059       26,000            --          --            --           --       26,000
   Issuance of stock as settlement of
     previously recorded liabilities     1,466,359    2,981,148            --          --            --           --    2,981,148
   Net Income                                   --           --     1,394,552          --            --           --    1,394,552
                                        ----------  -----------  ------------   ---------     ---------    ---------  -----------
Balance, December 31, 1996              16,832,663  $40,780,066  ($13,353,160)  ($108,453)    $   ($855)          $0  $27,317,598
                                        ==========  ===========  ============   =========     =========    =========  ===========

              See notes to the consolidated financial statements.

                          SULCUS COMPUTER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Years Ended December 31,
                                                                            -----------------------------------------------
                                                                               1996              1995              1994
                                                                            ----------       -----------       ------------
Cash flows from operating activities:
  Net income (loss)                                                         $1,394,552       ($1,368,956)      ($11,668,013)

  Adjustments to reconcile net income (loss) to net cash from operating activities:
          Depreciation                                                         813,840           835,315          1,147,171
          Amortization of capitalized software                               2,803,401         2,447,296          2,388,804
          Amortization of goodwill                                             774,795           684,718          1,010,686
          Provision for doubtful accounts                                      859,341           573,130          1,343,489
          Realized and unrealized (gain) loss on investments                    (8,750)       (1,462,005)         1,861,403
          Loss on write-off of assets                                               --           514,694          1,820,246
          Write-off of goodwill                                                     --                --          1,256,000
          (Purchases) sales of trading securities                                   --          (851,874)         2,247,706
          Change in assets and liabilities:
                Restricted cash                                                550,000           (50,000)                --
                Accounts receivable                                         (2,720,659)          (68,464)          (425,916)
                Insurance receivable                                                --                --            900,000
                Inventories                                                    (40,495)         (180,263)          (199,887)
                Other current assets                                           174,955           249,317           (197,610)
                Other assets                                                   161,945          (235,209)           295,344
                Accounts payable                                              (404,811)       (1,484,074)           558,159
                Deferred revenues                                              301,818          (726,992)           468,406
                Shareholder litigation liability                              (308,097)        2,668,317           (585,220)
                Customer deposits                                              791,323          (585,478)           964,508
                Accrued liabilities                                           (933,013)          166,452            200,837
                                                                            ----------        ----------         ----------
                Total adjustments                                            2,815,593         2,494,880         15,054,126
                                                                            ----------        ----------         ----------
Net cash provided by operating activities                                    4,210,145         1,125,924          3,386,113
                                                                            ----------        ----------         ----------

Cash flows from investing activities:
                Purchases of available for sale securities                    (413,822)       (4,341,433)                --
                Proceeds from sales of available for sale securities           250,000         4,758,359                 --
                Investment in sales-type leases                               (286,718)         (617,712)          (400,841)
                Payments received on sales-type leases                         134,627           189,537            250,056
                Capital expenditures                                          (886,203)         (660,444)          (571,455)
                Software development capitalized                            (1,101,028)       (1,002,854)        (1,556,888)
                                                                            ----------        ----------         ----------
Net cash (used in) investing activities                                     (2,303,144)       (1,674,547)        (2,279,128)
                                                                            ----------        ----------         ----------

Cash flows from financing activities:
                Short term borrowings                                         (556,133)          199,715            295,095
                Principal payments on long-term debt                           (46,713)         (480,638)          (837,036)
                Payments under capital lease agreements                        (93,304)               --                 --
                Proceeds from stock options exercised                          137,920            42,847            271,916
                                                                            ----------        ----------         ----------
Net cash (used in) financing activities                                       (558,230)         (238,076)          (270,025)
                                                                            ----------        ----------         ----------

Cumulative translation adjustment                                              (47,621)           55,129           (113,887)
                                                                            ----------        ----------         ----------

Net increase (decrease) in cash
  and cash equivalents                                                       1,301,150          (731,570)           723,073

Cash equivalents at beginning of year                                        1,202,325         1,933,895          1,210,822
                                                                            ----------        ----------         ----------

Cash equivalents at end of year                                             $2,503,475        $1,202,325         $1,933,895
                                                                            ==========        ==========         ==========

              See notes to the consolidated financial statements.

                          SULCUS COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995, AND 1994

NOTE 1.  LINE OF BUSINESS

         Sulcus Computer Corporation (the "Company") develops, installs, and markets turnkey computer systems with specific software through its subsidiaries. The Company also markets support services in conjunction with the placement of software systems and provides trade credit to its customers.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including contingencies, as well as the reported amounts of revenues and expenses during the financial statement period. Actual results could differ from those estimates. Examples of significant estimates include the collectability of receivables, the future benefit of capitalized computer software costs, lives assigned to goodwill, the net recoverability of deferred tax assets and contingencies relating to sales-type leases. These estimates are particularly susceptible to material changes in the near term.

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

        SHORT-TERM INVESTMENTS

        During 1995, the Company changed its investment philosophy and consequently bought and sold certain investments to realign its investment portfolio. From January 1, 1994 (effective date of current accounting standards) through June 5, 1995, the Company actively bought and sold investments in corporate preferred stocks and mutual funds consisting primarily of corporate and U.S. government securities with the objective of generating profits on short-term differences in price, and accordingly, classified its investments as "Trading Securities" whereby they were carried at market with unrealized gains or losses reflected in current earnings. During the second quarter of 1995, the Company restructured its investments in short-term marketable securities and changed its investment philosophy to one of holding securities for the generation primarily of dividend and interest income. As a result, investments and changes in the market value of the investments arising subsequent to this change (June 5, 1995) are accounted for as "Available for Sale". Available for sale investments are carried at market value with unrealized gains and losses on investments treated as a component of Stockholders' Equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statement of operations.

        RESTRICTED CASH

        The restricted cash at December 31, 1995 represents cash collateral for a deposit received on a significant contract. As security for product delivery and for the deposit received under the contract, the Company issued a letter of credit of $550,000, which expired on December 31, 1996. At the customer's direction, upon the delivery of systems, a draw down was permitted at the rate of 25% of the value of the equipment delivered. At December 31, 1996, substantially all of the terms of the contract were satisfied and the cash was released for general purposes.

        INVENTORIES

        Inventories consist substantially of software and hardware products in finished form and are valued at the lower of cost or market. Cost is determined by the specific identification method. Market is net realizable value.

        PURCHASED AND CAPITALIZED SOFTWARE

        Purchased software has been developed by third parties to the stage of technological feasibility at the date of acquisition. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs. Software development costs incurred after establishing technological feasibility are capitalized. Amortization of purchased and capitalized software is provided for when the product is available for general release to customers over the greater of the amount computed using the remaining estimated economic life of the product or the ratio that current gross revenues for a product bear to the total of current and anticipated revenues for that product. The products are generally being amortized over 3 to 5 years.

        PROPERTY AND EQUIPMENT

        Property and equipment is comprised of office furniture, fixtures, service equipment, leasehold improvements, and land and building and are recorded at cost. Depreciation, which includes amortization of assets under capital leases, is based upon the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to expense as incurred.

        GOODWILL

        Goodwill, which represents the excess of the cost of purchased companies over the fair value of their net assets at the date of acquisition, is being amortized on a straight-line basis over lives ranging from 10 to 20 years. The Company annually evaluates the carrying value of goodwill based on current operating results and forecasts of undiscounted cash flows of the specific businesses acquired.

        INCOME TAXES

        Income tax expense includes U.S. and international income taxes. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of the difference is reported as deferred income taxes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. A valuation allowance is provided to reduce deferred tax assets to an amount more likely than not to be realized. Non-U.S. subsidiaries compute taxes in effect in the various countries. Earnings of these subsidiaries may also be subject to additional income and withholding taxes when they are distributed as dividends. Undistributed earnings of non-U.S. subsidiaries are not material.

        REVENUE RECOGNITION

        The Company recognizes revenue on sales of systems including software and hardware upon delivery or installation and when all obligations of the respective contract have been fulfilled. Support services revenues are billed in advance and recorded as deferred revenue and recognized as income ratably over the service period of the Software Support and Hardware Maintenance Agreement.

        TRANSLATION OF NON-U.S. CURRENCY AMOUNTS

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

NOTE 3.  SHORT-TERM INVESTMENTS

        Securities available for sale at December 31, 1996, are summarized as follows:

                                                                Gross Unrealized
                                                             ---------------------         Market
                                             Cost             Gains         Losses         Value
                                             ----             -----         ------         ------
U.S. Government Securities
  maturing between 1 and 5 years          $   515,470        $    --       $14,685      $   500,785
Mutual Funds                                1,595,839          5,412            --        1,601,251
Preferred Stocks                           10,282,957          8,418            --       10,291,375
                                          -----------        -------       -------      -----------
                                          $12,394,266        $13,830       $14,685      $12,393,411
                                          ===========        =======       =======      ===========


        Securities available for sale at December 31, 1995 are summarized as follows:

                                                                Gross Unrealized
                                                             ---------------------         Market
                                             Cost             Gains         Losses         Value
                                             ----             -----         ------         ------
U.S. Government Securities
  maturing between 1 and 5 years          $   515,470        $     --       $ 3,435     $   512,035
Mutual Funds                                1,557,016              --        33,726       1,523,290
Preferred Stocks                           10,149,207         223,543            --      10,372,750
                                          -----------        --------       -------     -----------
                                          $12,221,693        $223,543       $37,161     $12,408,075
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

        The Company's investments are subject to risk, most notably the risk that the market value of these assets will decline as the result of general market fluctuations, increases in interest rates or changes in the underlying operations of the investee. Company policy does not require temporary investments to be investment grade as determined by a nationally recognized statistics rating organization nor does it require that such investments have any additional safety features such as insurance. At December 31, 1996, an aggregate amount of $3,800,875 (market value) of investments were below investment grade, of which $2,512,500 represented an investment in the preferred stock of one issuer.

        The Company's short-term investment portfolio has been pledged as collateral against borrowings under a brokerage margin account (See "Short-Term Borrowings").

        Proceeds, realized gains and realized losses from the sales of securities classified as available for sale for the year ended December 31, 1996 were $250,000, $8,750 and $-0-, respectively. Proceeds, realized gains and realized losses from the sales of securities classified as available for sale for the year ended December 31, 1995 were $4,758,359, $130,000 and $2,441, respectively. Proceeds, realized gains and realized losses from the sales of securities classified as trading securities for the year ended December 31, 1995 were $2,190,926, $76,211 and $13,112, respectively. Unrealized gains on trading securities amounted to $1,271,347 through June 5, 1995.

NOTE 4.  PURCHASED AND CAPITALIZED SOFTWARE

        Purchased and capitalized software consists of the following:

                                                                                         December 31,
                                                                                     -------------------
                                                                                     1996           1995
                                                                                     ----           ----
Purchased software                                                              $  6,898,082     $7,006,270
Capitalized software                                                               7,022,782      5,927,456
Accumulated amortization                                                         (10,660,801)    (7,992,031)
                                                                                ------------     ----------
Net purchased and capitalized software                                          $  3,260,063     $4,941,695
                                                                                ============     ==========

         The Company wrote off capitalized software costs of $514,694 during the fourth quarter of 1995 and $1,820,246 during the third quarter of 1994. These write-offs were based on the Company's assessment of its capitalized software and the conclusion that these costs would not benefit future periods.

NOTE 5.  PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                                         December 31,
                                                                                     -------------------
                                                                                     1996           1995
                                                                                     ----           ----
Buildings and leasehold improvements                                              $1,107,060     $1,007,171
Furniture and equipment                                                            6,167,383      5,255,813
Accumulated depreciation                                                          (4,801,119)    (4,247,168)
                                                                                  ----------     ----------
Net property and equipment                                                        $2,473,324     $2,015,816
                                                                                  ==========     ==========

         The Company leases certain equipment under agreements which are classified as capital leases. These equipment leases have purchase options at the end of the original lease term which ranges from 3 to 5 years. Leased capital assets are included in property, plant and equipment at December 31, 1996 with a cost of $531,619 and accumulated amortization of $189,570.

NOTE 6.  LEASES

         AS LESSOR

         In 1993 the Company modified its sales-type lease program by entering into an agreement with a finance company whereby it receives 100% of the discounted minimum lease payments at inception of the lease, assigns the lease payments to the finance company, grants the finance company a security interest in the leased equipment and accepts certain recourse liability in event of default by the lessee. The Company retains ownership in the residual value of the leased property and has recorded a reserve for the estimated liability under the recourse agreement. At December 31, 1996 and December 31, 1995, the Company had the following net investment in these financed sales-type leases:

                                                                                         December 31,
                                                                                     -------------------
                                                                                     1996           1995
                                                                                     ----           ----
Estimated residual value of leased property                                       $1,532,643     $1,315,427
Unearned income                                                                     (292,237)      (269,951)
                                                                                  ----------     ----------
Net investment in financed sales-type leases                                      $1,240,406     $1,045,476
                                                                                  ==========     ==========

         At December 31, 1996, the Company has accrued $557,842 representing estimated amounts contingently payable related to sales-type leases financed under this agreement. To date, actual losses from recourse provisions are $194,461.

         AS LESSEE

         The Company has operating leases with third parties for office space in various locations. The future annual rental commitments as of December 31, 1996 under these leases are $1,109,364 in 1997; $612,014 in 1998; $536,144 in
1999; $380,915 in 2000; $306,944 in 2001 and $1,034,027 thereafter. Future minimum payments by year and in the aggregate under noncancelable capital leases and operating leases with initial or remaining terms of one year or more consist of the following as of December 31, 1996:

                                                   Capital             Operating
                                                    Leases               Leases
                                                   -------             ---------
            1997                                  $193,192            $1,203,623
            1998                                   174,030               650,010
            1999                                    27,208               550,149
            2000                                     2,226               388,679
            2001                                     2,226               309,203
            Thereafter                                  --             1,034,027
                                                  --------            ----------
            Total minimum lease payments           398,882            $4,135,691
                                                                      ==========
            Amounts representing interest           59,062
                                                  --------
            Present value of net
               minimum payments                    339,820
            Current portion                        155,216
                                                  --------
            Long-term portion                     $184,604
                                                  ========

         Rent expense under these agreements and other operating leases was $1,562,835, $1,611,081, and $1,491,615 for the years ended December 31, 1996,
1995, and 1994, respectively. See "Related Party Transactions" for additional discussions of operating leases.

NOTE 7.  SHORT-TERM BORROWINGS

         The Company's short-term borrowings consists of the following:

                                                                            December 31,
                                                                      --------------------------
                                                                      1996                  1995
                                                                      ----                  ----
Borrowings with brokerage firm on margin against
   the Company's short term investment portfolio                   $5,826,577            $6,062,905

Unsecured demand note of the Company's Squirrel
   subsidiary with a bank at prime                                         --               271,448

Bank credit lines of the Company's Swiss
   subsidiary at prime                                                     --                48,357
                                                                   ----------            ----------
Total short-term borrowings                                        $5,826,577            $6,382,710
                                                                   ==========            ==========

         At December 31, 1996, the Company could borrow up to $6,100,000 under a brokerage margin account which is secured by the Company's short-term investment portfolio, having a market value of $11,891,470 at December 31, 1996 and $11,914,274 at December 31, 1995. Interest is charged and paid monthly based on the broker's internally established rate which was 7.875% at December 31, 1996.

NOTE 8.  INCOME TAXES

         The provision for income taxes consists of the following:

                                                                   Year Ended December 31,
                                                          -----------------------------------------
                                                            1996             1995             1994
                                                          -------         --------          -------
Current:
  Domestic                                                $     --         $150,000         $     --
  Foreign                                                       --           52,645               --
Deferred:
Domestic                                                                         --               --
                                                          --------         --------         --------
Total                                                     $     --         $202,645         $     --
                                                          ========         ========         ========

         A reconciliation between the Company's effective tax rate and the U.S. statutory rate is as follows:

                                                                   Year Ended December 31,
                                                          -----------------------------------------
                                                            1996             1995             1994
                                                          -------         --------          -------

U.S. federal statutory tax rate                           35%               (35%)             (35%)
State income taxes, net of federal income tax effect       6%                 8%               (4%)
Benefits not recorded (benefits recognized)
   due to net carryforward position                      (43%)               39%               42%
Foreign and other                                          2%                 5%                1%
Tax credits generated                                      0%                 0%               (4%)
                                                         ---                ---               ---
                                                           0%                17%                0%
                                                         ===                ===               ===

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

         The following summarizes the significant components of the Company's deferred tax assets and liabilities:

                                                      Deferred Tax Consequences at December 31, 1996
                                                      ----------------------------------------------
                                                        Assets         Liabilities       Total
                                                       ----------      -----------     ---------
Accounts receivable allowance                            $484,202               --       $484,202
Unrealized loss on investments                             61,969               --         61,969
Inventory writedowns                                      271,140               --        271,140
Accrued expenses not currently deductible                  80,278               --         80,278
Less valuation allowance                                 (689,752)               --      (689,752)
                                                       ----------       -----------    ----------
Current                                                   207,837               --        207,837

Property and equipment book/tax cost differential          23,367               --         23,367
Tax loss carryforwards                                  7,979,415               --      7,979,415
Tax credits                                             1,231,664               --      1,231,664
Software costs capitalized for financial
   reporting purposes                                          --        (1,063,806)   (1,063,806)
Less valuation allowance                               (6,278,724)               --    (6,278,724)
                                                       ----------       -----------    ----------
Noncurrent                                              2,955,722        (1,063,806)    1,891,916
                                                       ----------       -----------    ----------
Total                                                  $3,163,559       $(1,063,806)   $2,099,753
                                                       ==========       ===========    ==========


                                                      Deferred Tax Consequences at December 31, 1995
                                                      ----------------------------------------------
                                                          Assets         Liabilities       Total
                                                        ----------      -----------     ---------
Accounts receivable allowance                            $749,534        $    --         $749,534
Unrealized loss on investments                             72,463             --           72,463
Inventory writedowns                                      108,160             --          108,160
Accrued expenses not currently deductible                  66,300             --           66,300
Less valuation allowance                                 (830,900)            --         (830,900)
                                                        ---------         ---------     ---------
Current                                                   165,557             --          165,557
                                                        ---------         ---------     ---------

Property and equipment book/tax cost differential           --              (35,196)      (35,196)
Tax loss carryforwards                                 11,619,173             --       11,619,173
Tax credits                                             1,800,000             --        1,800,000
Software costs capitalized for financial
   reporting purposes                                       --           (1,746,458)   (1,746,458)
Less valuation allowance                               (9,703,323)            --       (9,703,323)
                                                       ----------       -----------    ----------
Noncurrent                                              3,715,850        (1,781,654)    1,934,196
                                                       ----------       ------------   ----------
Total                                                  $3,881,407       $(1,781,654)   $2,099,753
                                                       ==========       ===========    ==========

                                                      Deferred Tax Consequences at December 31, 1994
                                                      ----------------------------------------------
                                                        Assets         Liabilities       Total
                                                       ----------      -----------     ---------
Accounts receivable allowance                          $1,012,864      $      --       $1,012,864
Unrealized loss on investments                            642,645             --          642,645
Accrued expenses not currently deductible                 275,792             --          275,792
Inventory writedowns                                      270,600             --          270,600
Deferred revenue                                           48,750             --           48,750
Other assets                                               13,466             --           13,466
Less valuation allowance                               (1,505,645)            --       (1,505,645)
                                                       ----------       -----------    ----------
Current                                                   758,472             --          758,472
                                                       ----------       -----------    ----------

Property and equipment book/tax cost differential           --             (104,823)     (104,823)
Tax loss carryforwards                                 11,665,194             --       11,665,194
Tax credits                                             1,844,380             --        1,844,380
Software costs capitalized for financial
   reporting purposes                                       --           (2,510,506)   (2,510,506)
Less valuation allowance                               (9,552,964)            --       (9,552,964)
                                                       ----------       -----------    ----------
Noncurrent                                              3,956,610        (2,615,329)    1,341,281
                                                       -----------      -----------    ----------
Total                                                  $4,715,082       $(2,615,329)   $2,099,753
                                                       ==========       ===========    ==========

          Management believes that it is more likely than not that it will generate taxable income sufficient to realize a portion of the tax benefits associated with net operating losses and tax credit carryforwards prior to their expiration. This belief is based upon the fact that the Company had taxable income in 1996 and the Company's view of expected profits in 1997 and the next several years.

         The $3,565,747 and $524,386 decreases in the valuation allowance in the years ended December 31, 1996 and 1995 respectively, represents the realization of tax benefits of temporary differences and net operating loss carryforwards which reversed during these years through the generation of taxable income. The $3,357,162 increase in the valuation allowance in the year ended December 31, 1994 represents the temporary differences and net operating loss carryforwards generated in that year that the Company believed were not likely to result in tax benefits. Management believes that the valuation allowance is appropriate given the current estimates of future taxable income. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to expense. However, if the Company achieves sufficient profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income.

         The Company has approximately $22,797,000 of net operating losses at December 31, 1996, a portion of which are subject to certain limitations under the Internal Revenue Code Section 382, and $1,200,000 of tax credits ($1,100,000 of research activities credits and $100,000 of investment tax credits) available to offset future federal tax liabilities. The utilization of net operating losses is limited by certain rules which limit the utilization of losses incurred by group members prior to their acquisition by Sulcus, post-acquisition taxable income generated by specific members of the group and the passage of time . The net operating loss carryforwards expire as follows:

                   2001                        $933,000
                   2002                       1,310,000
                   2003                       4,501,000
                   2004                       2,305,000
                   2005                       2,679,000
                   2006                       1,843,000
                   2007                       1,207,000
                   2008                       3,958,000
                   2009                       4,061,000
                                              ---------
                   Total                    $22,797,000

NOTE 9.  RELATED PARTY TRANSACTIONS

         The Company leases office space in Greensburg, Pennsylvania from a trust established by a major stockholder. The leases commenced on various dates from March 1, 1983 and expire on various dates through September 30, 2001. The leases may be renewed for additional two-year terms at the rate of 2% over the prior year's amount unless specifically canceled by either party. Rent expense under these agreements was $233,687, $225,391, and $185,251 for the years ended December 31, 1996, 1995, and 1994, respectively. As of December 31, 1996, the future annual rental commitments under these leases are $150,388 in 1997, $99,051 in 1998, $91,269 in 1999, $95,823 in 2000, and $74,520 in 2001.

         The Company has agreed, under certain circumstances, to provide to its former President loans in gross amount of up to $197,000 for up to three years at the rate of 5% per annum. On October 27, 1995, the Company made a loan in the principal amount of $100,000 at 5% interest. The loan was secured by real estate, proceeds from its sale and other assets. The principal and related interest was repaid on August 1, 1996. During 1996, the Company made advances totaling $65,485 on the remaining portion of the loan agreement and that amount is outstanding on December 31, 1996. Interest or outstanding balances is billed and paid quarterly. As a part of the separation agreement with the Company's former President, the loan and the related accrued interest was forgiven.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

         Employment agreements are in place with certain executive officers and management personnel. These agreements generally continue until terminated by either party and contain certain change of control provisions.

NOTE 11.  INCENTIVE STOCK OPTION PLANS

         The Company maintains three stock option plans at December 31, 1996 and December 31, 1995: the 1983 Incentive Stock Options Plan (1983 plan), the 1991 Incentive Stock Option Plan (1991 Plan), and the Directors Plan. Options can no longer be granted under the 1983 Plan. The 1991 Plan (as amended) allows for 3,000,000 stock options available for grant under the plan, which extends through January 1, 2001. The 1991 Plan allows for all of the future stock options to be granted at any time prior to the termination of the plan. The option price may not be less that the fair market value at date of grant. Options granted under the 1991 plan become available to be exercised based upon a five year vesting schedule.

         Stock option activity under all plans for the years ended December 31, 1996, 1995, and 1994 is as follows:

                                                                       Options
                                                                     Outstanding                      Price
                                                                     -----------                      -----
Outstanding, January 1, 1994                                         2,149,444                   $1.000 - $9.250
                                                                     ---------                   ---------------

1994
Granted                                                              1,012,500                   $2.1875 - $7.750
Exercised                                                             (135,827)                  $1.250 - $5.375
Canceled                                                              (930,637)                  $1.375 - $9.250
                                                                     ---------                   ---------------
Outstanding, December 31, 1994                                       2,095,480                   $1.000 - $9.250
                                                                     ---------                   ---------------
1995
Granted                                                                461,833                   $2.000 - $3.500
Exercised                                                              (17,660)                  $2.125 - $3.500
Canceled                                                              (568,538)                  $2.281 - $8.625
                                                                     ---------                   ---------------
Outstanding, December 31, 1995                                       1,971,115                   $1.000 - $9.250
                                                                     ---------                   ---------------

1996
Granted                                                                552,830                   $1.9375-$3.25
Exercised                                                              (84,296)                  $2.5000-$3.3125
Canceled                                                              (607,104)                  $2.1875-$8.625
                                                                     ---------                   ---------------
Outstanding, December 31, 1996                                       1,832,545                   $1.000-$9.250
                                                                     =========                   ===============
Exercisable at December 31, 1996                                     1,063,603                   $1.000-$9.250
                                                                     =========                   ===============

         In accordance with the provisions of SFAS 123, the Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

                                                               1996                         1995
                                                               ----                         ----
Net income-as reported                                       $1,394,552                 ($1,368,956)
Net income-pro forma                                            991,315                 ($1,472,533)

Earnings per share-as reported                                     $.08                       ($.09)
Earnings per share-pro forma                                       $.06                       ($.10)

         The fair value of each options grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield                                               0%
Expected stock price volatility                                      30%
Risk-free interest rate                                               6%
Expected life of options                                     1 to 5 years

         The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995.

NOTE 12.  NOTE RECEIVABLE FROM STOCKHOLDER

         During the year ended December 31, 1993, the Company extended a loan to the former principal stockholder and current president of Techotel AG (now Sulcus Hospitality Group EMEA AG) in the amount of $500,000, pending the registration of the stock of the Company issuable to him under terms of the agreement for the purchase of Techotel. The note was intended to be repaid upon the registration by the Company for the stock issuable to him. Based on the nature of the note, it was reflected as a reduction of equity. In May 1996, the Company and the former stockholders of Techotel agreed to the repayment of the note through the cancellation of 200,000 shares issuable under the purchase agreement.

NOTE 13.  ACQUISITIONS

           In October of 1993, the Company completed its acquisition of Lodgistix Scandinavia A.S., a distributor of Lodgistix systems in Norway, Sweden and Denmark. The purchase price consisted of Sulcus Common Stock having a value of $300,000. In addition, the former stockholders of Lodgistix Scandinavia were entitled to receive additional shares of the Company's stock upon attaining certain earnings over a three year period. Lodgistix Scandinavia achieved such earnings for 1993, 1995 and 1996. As a result, the Company issued to the former stockholders of Lodgistix Scandinavia a total of 125,295 shares having a value of $269,864 for 1993 and 1995. For 1996, under the terms of the Agreement, the Company issued to the former stockholders of Lodgistix Scandinavia 66,832 shares valued at $168,750 ($2.525 per share). This additional consideration has been recorded as goodwill at December 31, 1996. Lodgistix Scandinavia did not achieve required earnings for 1994.

         Effective January 1, 1993, Sulcus acquired Techotel AG of Switzerland. The purchase agreement (as amended) provided for the issuance of $500,000 of Common Stock and the payment of $500,000 in cash. In addition, the shareholders were entitled to receive shares of Sulcus based upon attaining certain earnings over a three-year period ending December 31, 1995. Techotel achieved such earnings for 1993 and 1995. As a result, the Company issued to the former stockholders of Techotel a total of 174,193 shares of Sulcus Common Stock for an aggregate value of $866,509 for those two years. This additional consideration has been recorded as goodwill at December 31, 1995. Techotel did not achieve the required earnings for 1994.

         In 1992, Sulcus acquired Sulcus Hospitality Limited and Sulcus Singapore PTE. LTD., sales offices located in Hong Kong and Singapore, respectively for $1,450,000 in cash. In addition, the shareholders were entitled to receive shares of Sulcus based upon attaining certain earnings over a three-year period, however, these earnings levels were not attained.

         Effective March 1, 1992, Sulcus acquired all of the outstanding stock of Squirrel Companies, Inc. ("Squirrel"). The purchase price consisted of $500,000 in cash and 401,260 shares of the Company's stock having a value of $1,955,500, net of issuance costs of $351,745, in exchange for all of the outstanding common stock of Squirrel. In addition, the shareholders of Squirrel were entitled to receive additional shares of Sulcus based upon attaining certain earnings over a three-year period ending in 1994. Squirrel achieved such earnings for 1992 and 1994 and, as a result, the Company issued to the former shareholders of Squirrel 53,212 shares for an aggregate value of $703,198 for 1992 and 70,836 shares for an aggregate value of $177,090 for 1994. These additional amounts are recorded as a component of goodwill. On March 20, 1996, the Company resolved disputes with the former owners of Squirrel with regard to the calculation of earnouts in 1992 through 1994. The Company issued 498,488 shares under the terms of the agreement and cancelled 120,488 earnout shares. To reflect this settlement, the Company recorded an increase in goodwill and capital stock in the amount of $391,193.

NOTE 14.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                   Year Ended December 31,
                                                          ------------------------------------------
                                                            1996             1995             1994
                                                          -------         --------          -------
Interest paid                                            $571,571         $596,322          $556,269

Income taxes paid                                         $94,016               --                --

Non-cash activities:

   Equipment purchased under capital
     lease agreements                                    $406,124               --                --

   Common stock issued in settlement
     of shareholder litigation                         $2,800,000               --         $1,625,000

   Common stock issued for contingency
     payments on acquisitions                            $168,750         $393,399           $511,077

   Issuance of stock to consultants                       $26,000          $12,000                 --

   Issuance of stock as settlement of
     previously recorded liabilities                     $181,148          $95,396                 --

   Issuance of stock as settlement
     of Squirrel litigation                                    --         $391,193                 --

   Cancellation of shares previously
     issued as contingent earnout
     related to acquisitions                                   --               --           $912,000

   Cancellation of shares in repayment
     of shareholder loans                                $550,000               --                 --

   Unrealized (loss) gain on investments
     available for sale                                 ($187,237)        $186,382                 --

NOTE 15.  SEGMENT REPORTING

         The Company conducts its worldwide operations through separate geographic area organizations which represent major markets or combinations of related markets. Transfers between markets are valued at cost.

         Financial information by geographic area is summarized as follows:


                                                                   Year Ended December 31,
                                                          ------------------------------------------
                                                            1996            1995              1994
                                                          -------         --------          --------
Net revenues:
Domestic                                                  $33,596,090     $31,195,481       $30,190,420
Canada                                                      5,231,939       3,625,643         2,859,899
Pacific Region                                              8,063,939       5,736,551         4,852,745
Europe                                                      5,253,177       5,426,318         5,240,100
                                                          -----------     -----------       -----------
Consolidated net revenues                                 $52,145,145     $45,983,993       $43,143,164
                                                          ===========     ===========       ===========

                                                                   Year Ended December 31,
                                                          ------------------------------------------
                                                            1996             1995             1994
                                                          -------         --------          --------
Net income (loss):
  Domestic                                               $2,190,131      ($147,949)        ($8,183,839)
  Canada                                                    234,342        273,760             210,686
  Pacific Region                                           (508,684)    (1,290,717)         (3,304,369)
  Europe                                                   (521,237)      (204,050)           (390,491)
                                                         ----------    -----------        ------------
Consolidated net income (loss)                           $1,394,552    ($1,368,956)       ($11,668,013)
                                                         ==========    ===========        ============

                                                                       As of December 31,
                                                          ------------------------------------------
                                                            1996             1995             1994
                                                          -------         --------          --------
Identifiable assets:
   Domestic                                             $38,179,244      $37,646,558       $39,288,050
   Canada                                                 1,738,378        1,562,171         1,259,913
   Pacific Region                                         3,966,656        3,437,539         2,560,219
   Europe                                                 4,065,821        4,680,510         4,761,301
                                                        -----------      -----------       -----------
Consolidated identifiable assets                        $47,950,099      $47,326,778       $47,869,483
                                                        ===========      ===========       ===========

         The 1995 Domestic segmental operating income includes the $2,919,333 litigation settlement provision and $514,694 write-off for software costs developed and capitalized for the U.S. markets. The 1994 Domestic segmental loss includes a $1,647,808 unrealized loss on short-term investments, a $1,820,246 write off of capitalized software and a $250,000 provision for litigation.

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

NOTE 16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table sets forth certain unaudited quarterly financial data for the years ended December 31, 1996 and 1995. The Company believes this information has been prepared on the same basis as the Consolidated Financial Statements and that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts as stated below to present fairly the selected quarterly information when read in conjunction with its Consolidated Financial Statements and Notes thereto.

                                                                  (In Dollars)
                                                              Fiscal Quarter Ended
                    ---------------------------------------------------------------------------------------------------------
                     March 31,      June 30,   September 30,  December 31,  March 31,   June 30,  September 30,  December 31,
                       1996           1996         1996          1996         1995        1995        1995          1995
                       ----           ----         ----          ----         ----        ----        ----          ----
Total Revenues      11,275,019     13,053,284   13,640,565    14,176,277   11,311,054  11,152,637  11,197,496    12,322,806

Cost of sales
  and expenses      10,753,615     12,151,065   13,323,591    14,522,322   10,267,519  10,465,330  11,124,788    15,292,667

Income (loss)
  before taxes         521,404        902,219      316,974      (346,045)   1,043,535     687,307      72,708    (2,969,861)

Tax provision                0              0            0             0            0           0           0       202,645

Net income
  (loss)               521,404        902,219      316,974      (346,045)   1,043,535     687,307      72,708    (3,172,506)
                    ==========     ==========    =========     =========   ==========   =========   =========    ==========
Earnings (loss)
 per share                0.03           0.05         0.02          (.02)        0.07        0.05        0.00         (0.21)
                    ==========     ==========    =========     =========   ==========   =========   =========    ==========

        The Company's results for the first quarter 1995 include $881,683, which relates to the unrealized gain on investments. The Company's results for the fourth quarter 1995, include the provision for litigation settlement of $2,919,333 and write off of capitalized software of $514,694.

NOTE 17.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

        The carrying amounts of trade payables and receivables approximate their fair value and have been excluded from the accompanying table.

        The carrying amounts and fair value of the Company's financial instruments are as follows:

                                                 1996                                   1995
                                        -----------------------               --------------------------
                                        Carrying          Fair                Carrying             Fair
                                         Amount           Value                Amount              Value
                                         ------           -----                ------              -----
Cash                                  $2,503,475       $2,503,475            $1,202,325          $1,202,325
Restricted cash                            --              --                   550,000             550,000
Short-term investments                12,393,411       12,393,411            12,408,075          12,408,075
Short-term borrowings                  5,826,577        5,826,577             6,382,710           6,382,710
Shareholder litigation
   liability                               --               --                3,108,097           3,283,097
Long-term borrowings                     366,995          366,995                73,888              73,888

NOTE 18.  LEGAL PROCEEDINGS AND LITIGATION SETTLEMENTS

           In April 1994, various individual Sulcus shareholders filed 12 lawsuits in the U.S. District Court for the Western District of Pennsylvania asserting federal securities fraud claims against Sulcus and certain officers, directors and others. These lawsuits were consolidated under the caption IN RE:
Sulcus Computer Corporation Securities Litigation, II.

         On December 27, 1995, the parties entered into a settlement agreement (which was approved on a preliminary basis by the Court on February 23, 1996) which established a settlement fund of $800,000 in cash and 1,400,000 Sulcus Common Shares with a value of $2,800,000. The cash portion of the settlement was paid by insurance ($666,000) and the Company ($134,000). At December 31, 1995, the Company recorded a provision of $2,861,118 which, together with amounts accrued in 1994, represents costs which the Company expects to incur in connection with this agreement. At December 31, 1995, the $2,800,000 liability related to this settlement is included in the "Shareholder Litigation Liability". On December 31, 1996, the Company issued the shares to the settlement fund.
                                  -----------

         Sulcus and Jeffrey S. Ratner were defendants in an action filed in June 1994, in the Superior Court of Fulton County of the State of Georgia by Raymond D. Schoenbaum, Theodore J. Munchak, and Nathan I. Lipson. The action centered around the Stock Purchase Agreement entered into between Sulcus and Squirrel Companies, Inc., in March 1992. On March 20, 1996, the Company, Mr. Ratner and the Plaintiffs agreed to resolve this dispute. Under the terms of this agreement, the Company agreed to deliver 498,488 shares of Sulcus Common Shares. These shares represented the entire earn-out for the years ended December 31, 1992, 1993 and 1994 and, therefore, the Company cancelled 120,488 shares previously issued. At December 31, 1995, the Company recorded an increase in goodwill and capital stock in the amount of $391,193 to reflect this settlement. On March 21, 1996, the court dismissed the claims and counterclaims.
                                  -----------

         Other suits arising in the ordinary course of business are pending against the Company and its subsidiaries. The Company believes that the ultimate outcome of these actions and those described above will not result in a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 19.  SUBSEQUENT EVENTS

         On February 24, 1997, the Company's Chairman gave notice to the Company of termination of his employment agreement. Termination provisions of his employment agreement resulted in a severance obligation of approximately $1,050,000. The intent is for the obligation to be paid monthly over a 36-month period, however, the former Chairman may elect a lump sum distribution. The Company's former Chairman disagrees as to the interpretation of the amount due to him under the termination provisions and the parties are continuing to negotiate to reach a settlement. The obligation will result in a charge to income in the first quarter of 1997.

                          SULCUS COMPUTER CORPORATION
                       STATEMENT REGARDING COMPUTATION OF
                               PER SHARE EARNINGS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                                             Year ended December 31,
                                    -----------------------------------------
                                       1996           1995           1994
Net income (loss) attributable
        to common stockholders      $1,394,552    ($1,368,956)   ($11,668,013)
                                    ==========    ===========    ============
Shares:

  Weighted average number of
        common shares outstanding   16,720,092     14,720,327      13,872,298

  Assumed conversion of stock
        options (A)                    113,213        105,130         286,830
                                    ----------    -----------    ------------
  Average common shares and
        common stock equivalents    16,833,305     14,825,457      14,159,128
                                    ==========    ===========    ============

Earnings (loss) per share                $0.08         ($0.09)         ($0.84)
                                    ==========    ===========    ============

(A) Effect of stock options is antidilutive for all periods in 1995 and 1994.

                          SULCUS COMPUTER CORPORATION
                                 SCHEDULE VIII
                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                                            Balance                          Charged to         Amount            Balance
                                           beginning         Acquired         cost and          charged           at end
                                            of year         valuations        expenses            off             of year
                                           ----------       ----------       ----------       ----------        ----------
1996
Allowance for doubtful accounts            $2,581,020           $0            $859,341        $1,527,254        $1,913,107

1995
Allowance for doubtful accounts             2,597,088            0             573,130           589,198         2,581,020

1994
Allowance for doubtful accounts             1,494,042            0           1,343,489           240,443         2,597,088