Form 10-Q
period 1997-03-31
SULCUS COMPUTER CORP
filed 1997-05-15
CIK 726712

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the transition period from to

                         COMMISSION FILE NUMBER 0-13226

                          SULCUS COMPUTER CORPORATION

             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                      25-1369276
    (state of other jurisdiction of                         (I.R.S.Employer
   corporation or organization)                       Identification Number)

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

As of May 9, 1997 there were 16,755,878 shares of Common Stock, no par value, outstanding.

================================================================================

                                     INDEX

PART I.  FINANCIAL INFORMATION                                         PAGE

     Consolidated Balance Sheets
              March 31, 1997 and December 31, 1996....................  3

     Consolidated Statements of Operations
              Three Months Ended March 31, 1997 and 1996..............  4

     Consolidated Statements of Cash Flows
              Three Months Ended March 31, 1997 and 1996..............  5

     Notes to Consolidated Financial Statements.......................  6-7

     Management's Discussion and Analysis of Financial Condition
              and Results of Operations ..............................  8-11

PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K........................ 12

     Signature........................................................ 13

                          SULCUS COMPUTER CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                            March 31,         December 31,
                                                                                              1997                1996
                                                                                            ---------         ------------
 Current Assets
     Cash and cash equivalents                                                             $ 4,186,041        $ 2,503,475
     Short-term investments (at market)                                                     11,794,830         12,393,411
     Accounts receivable, net of allowance of $2,048,286
         and $1,913,107 in 1997 and 1996, respectively                                       8,340,418         12,995,894
     Inventories                                                                             3,043,009          2,614,321
     Deferred taxes                                                                            204,759            207,837
     Other current assets                                                                    1,333,287          1,082,184
                                                                                           -----------        -----------
 Total current assets                                                                       28,902,344         31,797,122


 Purchased and capitalized software, net of accumulated amortization
     of $11,413,478 and $10,660,801 in 1997 and 1996, respectively                           2,908,260          3,260,063

 Property and equipment, net of accumulated depreciation of $4,923,004
     and $4,801,119 in 1997 and 1996, respectively                                           2,452,537          2,473,324

 Goodwill, net of accumulated amortization of $3,645,728
     and $3,447,509 in 1997 and 1996, respectively                                           7,022,419          7,220,638
 Deferred taxes                                                                              1,894,994          1,891,916
 Other noncurrent assets                                                                     1,250,293          1,307,036
                                                                                           -----------        -----------
 Total Assets                                                                              $44,430,847        $47,950,099
                                                                                           ===========        ===========


                         LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
     Short-term borrowings                                                                  $5,154,935         $5,826,577
     Current portion of long-term debt                                                          15,760             27,175
     Current portion of obligations under capital leases                                       153,161            155,216
     Accounts payable                                                                        3,880,113          3,947,597
     Deferred revenues                                                                       5,338,766          6,497,107
     Customer deposits                                                                       1,750,492          2,102,731
     Other accrued liabilities                                                               2,533,107          1,891,494
                                                                                           -----------        -----------
 Total current liabilities                                                                  18,826,334         20,447,897


 Long-term debt, net of current portion                                                             --                 --
 Obligations under capital leases, net of current portion                                      144,212            184,604

 Commitments and contingencies


 Stockholders' equity
     Common stock, no par value; 30,700,000 shares
         authorized (16,835,709 and 16,832,663 shares
         issued and issuable in 1997 and 1996, respectively)                                40,786,566         40,780,066
     Retained earnings (deficit)                                                           (15,108,343)       (13,353,160)
     Foreign currency adjustment                                                              (126,526)          (108,453)
     Cumulative unrealized gain (loss) on investments available for sale                       (91,396)              (855)
                                                                                           -----------        -----------
 Total Stockholders' Equity                                                                 25,460,301         27,317,598
                                                                                           -----------        -----------
 Total Liabilities and Stockholders' Equity                                                $44,430,847        $47,950,099
                                                                                           ===========        ===========


              See notes to the consolidated financial statements.

                          SULCUS COMPUTER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1997 and 1996


                                                                                          1997                 1996
                                                                                          ----                 ----
Net revenue:
    System sales                                                                       $ 7,700,697          $ 6,524,818
    Support revenue                                                                      4,922,794            4,417,170
    Dividends and other                                                                    345,592              333,031
                                                                                       -----------          -----------
        Total revenue                                                                   12,969,083           11,275,019
                                                                                       -----------          -----------


Cost of goods sold and services provided:
    Systems                                                                              4,391,030            3,307,969
    Support services                                                                     1,475,125            1,159,797
                                                                                       -----------          -----------
        Total cost of sales and services provided                                        5,866,155            4,467,766


Expenses:
    Selling, general, and administrative                                                 7,914,842            5,506,194
    Research and development (net of capitalized
        software of $341,437 and $240,650 during the
        three months ended March 31, 1997 and
        1996, respectively)                                                                394,433              267,251
    Interest                                                                               120,500              128,799
    Depreciation and amortization                                                          412,866              383,605
    Realized loss on investments                                                            15,470                   --
                                                                                       -----------          -----------
        Total expenses                                                                   8,858,111            6,285,849
                                                                                       -----------          -----------

Income before income taxes                                                              (1,755,183)             521,404
Income taxes                                                                                    --                   --
                                                                                       -----------          -----------
        Net income (loss)                                                              ($1,755,183)            $521,404
                                                                                       ===========          ===========

Income per common share:
    Net income (loss)                                                                       ($0.10)               $0.03
                                                                                            ======                =====

Weighted average number of common shares                                                16,880,624           16,614,944
                                                                                       ===========          ===========


              See notes to the consolidated financial statements.

                          SULCUS COMPUTER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996





                                                                                      1997                   1996
                                                                                      ----                   ----
Cash flows from operating activities:
  Net income (loss)                                                                 ($1,755,183)           $  521,404

  Adjustments to reconcile net income (loss)
  to net cash from operating activities:
     Depreciation                                                                       214,647               191,413
     Amortization of capitalized software                                               747,418               555,627
     Amortization of goodwill                                                           198,219               192,192
     Provision for doubtful accounts                                                    201,918               153,571
     Realized and unrealized (gain) loss on investments                                  15,470                (8,750)
     Change in assets and liabilities:
        Restricted cash                                                                      --               171,867
        Accounts receivable                                                           4,453,558             3,021,601
        Inventories                                                                    (428,688)               60,434
        Other current assets                                                           (234,871)              (49,469)
        Other assets                                                                     67,028               (44,608)
        Accounts payable                                                                (67,484)             (752,370)
        Deferred revenues                                                            (1,158,341)           (1,032,650)
        Shareholder litigation liability                                                     --              (209,499)
        Customer deposits                                                              (352,239)             (124,092)
        Accrued liabilities                                                             647,994              (454,587)
                                                                                     ----------            ----------
        Total adjustments                                                             4,304,629             1,670,680
                                                                                     ----------            ----------
Net cash provided by operating activities                                             2,549,446             2,192,084
                                                                                     ----------            ----------

Cash flows from investing activities:
        Purchases of available for sale securities                                       (7,430)             (382,740)
        Proceeds from sales of available for sale securities                            500,000               250,000
        Investment in sales-type leases                                                 (72,652)              (68,358)
        Payments received on sales-type leases                                           46,135                28,569
        Capital expenditures                                                           (247,919)             (223,112)
        Software development capitalized                                               (341,437)             (240,650)
                                                                                     ----------            ----------
Net cash (used in) investing activities                                                (123,303)             (636,291)
                                                                                     ----------            ----------

Cash flows from financing activities:
        Short term borrowings                                                          (671,642)              142,733
        Principal payments on long-term debt                                            (11,415)              (14,442)
        Payments under capital lease agreements                                         (42,447)              (10,671)
        Proceeds from stock options exercised                                                --                91,524
                                                                                     ----------            ----------
Net cash provided by (used in) financing activities                                    (725,504)              209,144
                                                                                     ----------            ----------

Cumulative translation adjustment                                                       (18,073)               33,249
                                                                                     ----------            ----------

Net increase in cash and cash equivalents                                             1,682,566             1,798,186

Cash equivalents at beginning of period                                               2,503,475             1,202,325
                                                                                     ----------            ----------

Cash equivalents at end of period                                                    $4,186,041            $3,000,511
                                                                                     ==========            ==========


              See notes to the consolidated financial statements.

                          SULCUS COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

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

         The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company's annual audited financial statements for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on Form 10-K.

         Certain prior year amounts have been reclassified to conform with current year reporting practices.

NOTE 2.  INCOME TAXES

         In the three months ended March 31, 1997, the Company reflected no provision for income taxes on a pre-tax loss of $(1,755,183). During the first quarter of 1997, the Company increased the valuation allowance for deferred taxes, representing the temporary differences and net operating loss carryforwards generated where management believes that it is not likely that future tax benefits will arise.

         At March 31, 1997 and December 31, 1996, the Company had net deferred tax assets, liabilities and valuation reserves as follows:

                                                                 March 31,     December 31,
                                                                   1997            1996
                                                                   ----            ----
         Deferred tax assets (net of deferred tax
            liabilities), including tax loss carryforwards      $9,517,704      $9,068,229
         Valuation allowance                                    (7,417,951)     (6,968,476)
                                                                ----------      ----------
         Net deferred tax amounts                               $2,099,753      $2,099,753
                                                                ----------      ----------

NOTE 3.  EARNINGS (LOSS) PER SHARE

         Primary earnings (loss) per share is determined by dividing net earnings by the weighted number of common shares outstanding. When dilutive, common stock options are included in the computation. Fully diluted net income
(loss) per share is not presented as it is either anti-dilutive or not different from primary earnings (loss) per share.

         The Financial Accounting Standards Board issued a statement in February 1997 entitled "Earnings per Share" which will be effective for the Company in the fourth quarter of 1997. This statement revises the computation and presentation of earnings per share. This new standard is not expected to materially change amounts presented by the Company under existing accounting standards.

NOTE 4.  SEVERANCE OBLIGATION

         On February 24, 1997, the Company's Chairman gave notice to the Company of termination of his employment agreement. Termination provisions of his employment agreement resulted in a severance obligation of approximately $1,050,000, plus certain indirect costs. The intent is for the obligation to be paid monthly over a 36-month period, however, the former Chairman may elect a lump sum distribution. The Company's former Chairman disagrees as to the interpretation of the amount due to him under the termination provisions and the parties are continuing to negotiate to reach a settlement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

         The Company had a net loss of $(1,755,183) in the quarter ended March 31, 1997 as compared to net income of $521,404 in the quarter ended March 31, 1996 on sales which increased by $1,681,503 (15%) for these same periods. The Company's results for the quarter ended March 31, 1997 were unfavorable as compared to the same period of 1996 primarily as a result of severance costs for the Company's former chairman and the Company's former president which totaled $1,537,609, decreased margins in the Company's property management system business, as the result of a change in the mix of sales between hardware and software, and increases in selling, general, and administrative expenses resulting from additional research and development expenses to support the launch and support of new products.

         Net sales for the quarter ended March 31, 1997 were $12,623,491, representing an increase of $1,681,503 (15%) when compared to net sales of $10,941,988 for the same period of 1996, principally as a result of increases in net system sales. Net system sales for the quarter ended March 31, 1997 were $7,700,697 as compared to $6,524,818 for the same period of 1996, an increase of $1,175,879 (18%) due primarily to increased sales of the Company's Point of Sale Systems and the delivery of systems under significant contracts by the Company's Pacific Region sales offices. Support revenues for the quarter ended March 31, 1997 were $4,922,794 as compared to $4,417,170 for the same period of 1996, an increase of $505,624 (11%) due primarily to an increased base of Point of Sale installations in 1996. Support revenues are billed and collected in advance for periods of one to twelve months and are recognized as support revenues ratably over the contract period. Sales by offices and distributors of the Company were $10,742,844 (85%) and $1,880,647 (15%), respectively, of net sales for the quarter ended March 31, 1997, the same mix between offices and distributors as that in the first quarter of 1996.

         Cost of goods sold for the quarter ended March 31, 1997 increased to $5,866,155 from $4,467,766, an increase of $1,398,389 (31%) from the comparable
1996 period, principally as a result of increases in system sales and changes in the mix of sales between hardware and software. Cost of goods sold as a percentage of net sales increased for the quarter ended March 31, 1997 to 46%, as compared to 41% for the same period of 1996. Gross margins of the Company increased to $6,757,336 from $6,474,222, an increase of $283,114 (4%) over the same period of 1996, due primarily to increases in the Company's Domestic Point of Sale systems and partially offset by decreases in the margins of the Domestic Property Management subsidiary. Cost of system sales for the quarter ended March 31, 1997 was $4,391,030 (57% of system sales) as compared to $3,307,969 (51% of system sales) for the same period of 1996, an increase of $1,083,061 (33%), due primarily to the mix of software and hardware sales. The cost of sale components for hardware sales is higher than that for software sales. Cost of support for the quarter ended March 31, 1997 was $1,475,125 (30% of support revenues) as compared to $1,159,797 (26% of support revenues) for the same period of 1996, an increase of $315,328 (27%).

         Selling, general, and administrative expenses increased in 1997 when compared to 1996. For the quarter ended March 31, 1997, these expenses were $7,914,842 as compared to $5,506,194 an increase of $2,408,648 (44%) from the same period of 1996. These increases were the result of severance obligations to the Company's former chairman of the board and the former president in the amount of $1,537,609, increased expenditures for salaries and wages of $403,451, and increased expenditures for advertising expenses of $80,777. Selling, general, and administrative expenses as a percentage of net sales was 63% for the quarter ended March 31, 1997 as compared to 50% for the same period of 1996. At the beginning of the second quarter of 1997, management reduced staffing levels in its domestic property management business and in certain corporate staff positions as part of its efforts to improve the productivity of the organization.

         Research and development expense for the quarter ended March 31, 1997 increased to $394,433 from $267,251, an increase of $127,182 (48%) over the same period of 1996. Total amounts expended on research and development (including amounts expensed and amounts capitalized) was $735,870 and $507,901 for the quarters ended March 31, 1997 and 1996, respectively. This increase is primarily the result of work being conducted on the Company's property management software.

         Depreciation and amortization expense for the quarter ended March 31, 1997 increased to $412,866 from $383,605 for the same period of 1996, an increase of $29,261 (7%).

         Dividends and other income for the quarter ended March 31, 1997 was $345,592 as compared to $333,031 for the same period of 1996, an increase of $12,561 (4%).

         Interest expense for the quarter ended March 31, 1997 decreased to $120,500 from $128,799 for the same period of 1996, a decrease of $8,299 (6%). This decrease is primarily the result of lower borrowings under the Company's margin account.

         The Company conducts its worldwide operations through separate geographic area organizations which represent major markets or combinations of related markets. Transfers between markets are valued at cost. Financial information by geographic area for the quarters ended March 31, 1997 and 1996 and as of March 31, 1997 and December 31, 1996 is summarized as follows:

                                           Three months ended March 31,
                                               1997             1996
                                               ----             ----
Net revenues(1):
  Domestic                                 $ 7,822,613       $ 7,127,466
  Canada                                     1,262,589         1,094,057
  Pacific Region                             2,630,906         1,518,945
  Europe                                     1,252,975         1,534,551
                                           -----------       -----------
Consolidated net revenues                  $12,969,083       $11,275,019
                                           ===========       ===========

Net income (loss):
  Domestic                                 $(1,441,511)      $   633,939
  Canada                                       (13,537)          (19,706)
  Pacific Region                               (69,235)          (69,330)
  Europe                                      (230,900)          (23,499)
                                           -----------       -----------
Consolidated net income, (loss)            $(1,755,183)      $   521,404
                                           ===========       ===========

                                             March 31,       December 31,
                                               1997             1996
                                               ----             ----
Identifiable assets:
  Domestic                                 $34,177,972       $38,179,244
  Canada                                     2,015,730         1,738,378
  Pacific Region                             4,162,470         3,966,656
  Europe                                     4,074,675         4,065,821
                                           -----------        ----------
Consolidated identifiable assets           $44,430,847       $47,950,099
                                           ===========       ===========

(1) Sales between geographic areas and export sales are not material.

         The Company had a net deferred tax asset amounting to $2,099,753 net of valuation allowances of $7,417,951 at March 31, 1997 and $6,968,476 at December 31, 1996. The valuation allowance was increased in the quarter ended March 31, 1997 by $449,475 and was decreased in the quarter ended March 31, 1996 by $132,388 reflecting the Company's estimate of the valuation allowance necessary to reflect the net deferred tax asset to the net recoverable amount. As a result, the income statements for the quarters ended March 31, 1997 and 1996 do not reflect any income tax provision on the pre-tax operating results for those periods. The realizability of this deferred tax asset is contingent upon a number of factors including the ability of the Company to maintain a level of operations that will generate taxable income. Management believes that it is more likely than not that it will generate taxable income sufficient to realize a portion of the tax benefits associated with net operating losses and tax credit carryforwards prior to their expiration. This belief is based upon the fact that the Company had taxable income in 1996 and the Company's view of expected profits in 1997 and the next several years.

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

         Current short-term capital needs will be funded primarily through internal working capital, a recently acquired credit facility, anticipated operating revenues from new sales, continuing and new support services revenue, and a backlog of orders received and pending.

         At March 31, 1997, Sulcus' cash and cash equivalents increased to $4,186,041 from $2,503,475 at December 31, 1996, an increase of $1,682,566.
This increase is primarily the result of net cash provided by operating activities which includes cash received during the first quarter of 1997 related to annual customers support agreements. This cash will be used to support operations throughout the remainder of 1997. Since the Company operates in a number of countries, cash and cash equivalents are maintained by the various operating subsidiaries in the local currencies of these countries for the purpose of paying expenses as they are due. Payments under a severance obligation with the Company's former Chairman are expected to be made monthly over a 36-month period, however, a lump-sum settlement may be elected.

         The Company maintains a portfolio of short-term investments (primarily in the form of preferred stocks) which may be used for the purpose of providing liquidity. At March 31, 1997, the Company's short-term investment portfolio, valued at market, decreased to $11,794,830, from $12,393,411 at December 31, 1996, primarily as the result of the sale of certain assets. The proceeds of asset sales were used to repay borrowings on the related margin account. These investments are subject to risk, most notably the risk that the market value of these assets will decline as the result of general market fluctuations, increases in interest rates or changes in the underlying operations of the investee. Company policy does not require temporary investments to be investment grade as determined by a nationally recognized statistical rating organization nor does it require that such investments have any additional safety feature such as insurance. The Company had borrowings at March 31, 1997, of $5,154,935 on margin against its investments at the brokers internally established floating interest rate which was 7.875%.

         At March 31, 1997, accounts receivable decreased to $8,340,418, from $12,995,894 at December 31, 1996 representing primarily amounts collected from customers for annual support agreements. The Company's gross accounts receivable includes hardware and software support contracts as well as amounts due on system installations. The Company records a provision for amounts which it estimates may ultimately be uncollectible from customers.

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

         In addition to borrowings on margin against its investments, the Company has outstanding long-term borrowings from various financial institutions. At March 31, 1997, the Company had no short-term borrowings (excluding borrowings under margin), and long-term borrowings (including current and noncurrent portions) of $313,133. In April 1997, the Company obtained a credit facility in the amount of $3,000,000 secured by domestic receivables, inventory and equipment. Borrowings under this facility will bear interest at the banks prime rate plus one percent . Borrowings under this facility will be used to provide working capital.

         The backlog of hardware and software orders at March 31, 1997 is expected to be filled within one year and amounted to $5,740,000.

         The Company's ability to develop and expand its presence in the hospitality industry and expand existing business lines for its other markets depends, in a large part, on the availability of adequate funds. Management expects that to meet customer needs, it must continue to invest in the development of the Company's software products at levels consistent with those of the past two years. To finance these needs, the Company will rely primarily on operating cash flow over the next several years together with currently available working capital. Nonetheless, if technological changes render Sulcus' products uncompetitive or obsolete, or, if the Company continues to incur operating losses, additional capital may be required. There can be no assurance that additional financing will be available when needed, or, if available, that it can be obtained on terms satisfactory to the Company.

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

         Certain lawsuits arising in the ordinary course of business are pending against the Company and its subsidiaries. The Company believes that the ultimate outcome of these actions will not result in a material adverse effect on the Company's consolidated financial position, results of operations, and liquidity.

FORWARD-LOOKING STATEMENTS

         The foregoing discussion and the Company's consolidated financial statements contain certain forward-looking statements that involve risks and uncertainties, including the following: (i) risks relating to the management of diverse operations and the political and economic stability of particular countries in which the Company has international operations, (ii) the need for additional capital to fund the development and expansion of the Company's presence in the hospitality industry and to expand its existing business lines in other markets, (iii) rapidly changing technology, accelerated product obsolescence and rapidly changing industry standards in the market for the Company's products, resulting in the need to update products and introduce new products and services in a timely manner to meet evolving customer requirements, (iv) expectations of future taxable income to realize the recorded value of deferred tax assets, (v) variation in the Company's operating results such that past operating results and period-to-period comparisons should not be relied upon as an indication of future performance. As a result, the Company's actual results could differ materially from the results discussed in the forward-looking statements.

PART II-OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                          (a) Exhibits

                              None

                          (b) Reports on Form 8-K

                              None

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SULCUS COMPUTER CORPORATION

         DATE: May 14, 1997                BY: /s/ H. Richard Howie
               ------------                --------------------------
                                           Chief Financial Officer
                                           (Mr.Howie is the Principal Financial
                                           Officer and has been duly authorized
                                           to sign on behalf of the Registrant)