Form 10-Q
period 1997-06-30
SULCUS COMPUTER CORP
filed 1997-08-14
CIK 726712

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

                  For the quarterly period ended June 30, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to
                                     -----------------   ---------------

                         COMMISSION FILE NUMBER 0-13226

                          SULCUS COMPUTER CORPORATION
             (Exact name of registrant as specified in its charter)

                PENNSYLVANIA                             25-1369276
       (state of other jurisdiction of                (I.R.S. Employer
        corporation or organization)                Identification Number)


           SULCUS CENTRE, 41 NORTH MAIN STREET, GREENSBURG, PA 15601 (Address of principal executive offices, including zip code)

                                 (412) 836-2000
              (Registrant's Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----    -----

As of August 11, 1997, there were 16,759,673 shares of Common Stock, no par value, outstanding.

================================================================================

                                     INDEX


PART I.   FINANCIAL INFORMATION                                                                            PAGE
          Consolidated Balance Sheets
                   June 30, 1997 and December 31, 1996...............................................        3

          Consolidated Statements of Operations
                   Six Months Ended June 30,1997 and 1996............................................        4

          Consolidated Statements of Operations
                   Three Months Ended June 30, 1997 and 1996.........................................        5

          Consolidated Statements of Cash Flows
                   Six Months Ended June 30, 1997 and 1996...........................................        6

          Notes to Consolidated Financial Statements.................................................        7-8

          Management's Discussion and Analysis of Financial Condition
                   and Results of Operations ........................................................        9-14


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings.................................................................        15

          Item 6.  Exhibits and Reports on Form 8-K..................................................        15

          Signature..................................................................................        16

                          SULCUS COMPUTER CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                       June 30,                 December 31,
                                                                                         1997                       1996
                                                                                     ------------               ------------
Current Assets
     Cash and cash equivalents                                                       $  3,760,825               $  2,503,475
     Short-term investments (at market)                                                10,305,176                 12,393,411
     Accounts receivable, net of allowance of $1,800,430
     and $1,913,107 in 1997 and 1996, respectively                                      8,293,189                 12,995,894
     Inventories                                                                        3,113,794                  2,614,321
     Deferred taxes                                                                       271,145                    207,837
     Other current assets                                                               1,321,010                  1,082,184
                                                                                     ------------               ------------
Total Current Assets                                                                   27,065,139                 31,797,122

Purchased and capitalized software, net of accumulated amortization
     of $12,018,415 and $10,660,801 in 1997 and 1996, respectively                      2,655,752                  3,260,063

Property and equipment, net of accumulated depreciation of $5,119,855
     and $4,801,119 in 1997 and 1996, respectively                                      2,477,234                  2,473,324

Goodwill, net of accumulated amortization of $3,843,947
     and $3,447,509 in 1997 and 1996, respectively                                      6,824,200                  7,220,638
Deferred taxes                                                                          1,828,608                  1,891,916
Other noncurrent assets                                                                 1,145,023                  1,307,036
                                                                                     ------------               ------------
Total Assets                                                                         $ 41,995,956               $ 47,950,099
                                                                                     ============               ============

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Short-term borrowings                                                           $  3,394,700               $  5,826,577
     Current portion of long-term debt                                                      3,999                     27,175
     Current portion of obligations under capital leases                                  158,174                    155,216
     Accounts payable                                                                   3,020,450                  3,947,597
     Deferred revenues                                                                  4,879,470                  6,497,107
     Customer deposits                                                                  2,417,447                  2,102,731
     Other accrued liabilities                                                          2,591,213                  1,891,494
                                                                                     ------------               ------------
Total Current Liabilities                                                              16,465,453                 20,447,897

Obligations under capital leases, net of current portion                                  118,149                    184,604


Commitments and contingencies

Stockholders' Equity
     Common stock, no par value; 30,700,000 shares
         authorized (16,839,555 and 16,832,663 shares
         issued and issuable in 1997 and 1996, respectively)                           40,793,066                 40,780,066
     Retained earnings (deficit)                                                      (15,223,593)               (13,353,160)
     Foreign currency adjustment                                                         (179,337)                  (108,453)
     Cumulative unrealized gain (loss) on investments available for sale                   22,218                       (855)
                                                                                     ------------               ------------
Total Stockholders' Equity                                                             25,412,354                 27,317,598
                                                                                     ------------               ------------
Total Liabilities and Stockholders' Equity                                           $ 41,995,956               $ 47,950,099
                                                                                     ============               ============

              See notes to the consolidated financial statements.

                          SULCUS COMPUTER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996



                                                                                           1997                      1996
                                                                                        ------------             ------------
Net revenue:
     System sales                                                                        $16,249,752              $14,400,442
     Support revenue                                                                      10,038,169                9,267,542
     Dividends and other                                                                     667,312                  660,319
                                                                                         -----------              -----------
         Total revenue                                                                    26,955,233               24,328,303
                                                                                         ===========              ===========


Cost of goods sold and services provided:
     Systems                                                                               9,309,002                7,449,137
     Support services                                                                      3,039,167                2,606,784
                                                                                         -----------              -----------
         Total cost of sales and services provided                                        12,348,169               10,055,921
                                                                                         ===========              ===========

Expenses:
     Selling, general, and administrative                                                 14,596,756               11,191,251
     Research and development (net of capitalized
         software of $700,160 and $556,332 during the
         six months ended June 30, 1997 and
         1996, respectively)                                                                 791,605                  590,214
     Interest                                                                                259,428                  290,958
     Depreciation and amortization                                                           829,708                  776,336
                                                                                         -----------              -----------
         Total expenses                                                                   16,477,497               12,848,759
                                                                                         -----------              -----------
Income (loss) before income taxes                                                         (1,870,433)               1,423,623
Income taxes                                                                                      --                       --
                                                                                         -----------              -----------
         Net income (loss)                                                               $(1,870,433)             $ 1,423,623
                                                                                         -----------              -----------


Income (loss) per common share:
     Net income (loss)                                                                   $      (.11)             $      0.08
                                                                                         -----------              -----------


Weighted average number of common shares                                                  16,868,902               16,844,442
                                                                                         -----------              -----------





              See notes to the consolidated financial statements.

                          SULCUS COMPUTER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996



                                                                                            1997                        1996
                                                                                         -----------                -----------
Net revenue:
     System sales                                                                        $ 8,549,055                $ 7,875,624
     Support revenue                                                                       5,115,375                  4,850,372
     Dividends and other                                                                     321,720                    327,288
                                                                                         -----------                -----------
         Total revenue                                                                    13,986,150                 13,053,284
                                                                                         -----------                -----------


Cost of goods sold and services provided:
     Systems                                                                               4,917,972                  4,141,168
     Support services                                                                      1,564,042                  1,446,987
                                                                                         -----------                -----------
         Total cost of sales and services provided                                         6,482,014                  5,588,155
                                                                                         -----------                -----------


Expenses:
     Selling, general, and administrative                                                  6,666,444                  5,685,057
     Research and development (net of capitalized
         software of $358,723 and $315,682 during the
         three months ended June 30, 1997 and
         1996, respectively)                                                                 397,172                    322,963
     Interest                                                                                138,928                    162,159
     Depreciation and amortization                                                           416,842                    392,731
                                                                                         -----------                -----------
         Total expenses                                                                    7,619,386                  6,562,910
                                                                                         -----------                -----------
Income (loss) before income taxes                                                           (115,250)                   902,219
Income taxes                                                                                 ----                       ----
                                                                                         -----------                -----------
         Net income (loss)                                                               $  (115,250)               $   902,219
                                                                                         -----------                -----------



Income (loss) per common share:
     Net income (loss)                                                                   $      (.01)               $      0.05
                                                                                         -----------                -----------



Weighted average number of common shares                                                  16,850,244                 17,017,544
                                                                                         -----------                -----------





              See notes to the consolidated financial statements.

                          SULCUS COMPUTER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                                                                             1997                     1996
                                                                                         -----------               ------------
Cash flows from operating activities:
     Net income (loss)                                                                   $(1,870,433)               $ 1,423,623


Adjustments to reconcile net income (loss)
to net cash from operating activities:
     Depreciation                                                                            433,270                    391,952
     Amortization of capitalized software                                                  1,355,693                  1,281,381
     Amortization of goodwill                                                                396,438                    384,384
     Provision for doubtful accounts                                                         316,668                    229,647
     Realized and unrealized (gain) loss on investments                                       10,426                     (8,750)
     Change in assets and liabilities
         Restricted cash                                                                     ----                       171,867
         Accounts receivable                                                               4,386,037                  1,023,695
         Inventories                                                                        (499,473)                   102,866
         Other current assets                                                               (218,037)                  (218,332)
         Other assets                                                                        184,017                     92,065
         Accounts payable                                                                   (927,147)                  (591,488)
         Deferred revenues                                                                (1,617,637)                (1,304,406)
         Shareholder litigation liability                                                    ----                      (275,798)
         Customer deposits                                                                   314,716                    128,709
         Accrued liabilities                                                                 712,600                   (567,818)
                                                                                         -----------                -----------
         Total adjustments                                                                 4,847,571                    839,974
                                                                                         -----------                -----------
Net cash provided by operating activities                                                  2,977,138                  2,263,597

Cash flows from investing activities:
         Purchases of available for sale securities                                          (10,888)                  (392,108)
         Proceeds from sales of available for sale securities                              2,111,770                    250,000
         Investment in sales-type leases                                                    (136,917)                  (176,072)
         Payments received on sales-type leases                                               94,124                     42,081
         Capital expenditures                                                               (468,119)                  (362,318)
         Software development capitalized                                                   (700,160)                  (556,332)
                                                                                         -----------                -----------
Net cash provided by (used in) investing activities                                          889,810                 (1,194,749)
                                                                                         -----------                -----------

Cash flows from financing activities:
         Repayment of short term borrowings                                               (2,431,877)                  (493,427)
         Principal payments on long-term debt                                                (23,176)                   (24,880)
         Payments under capital lease agreements                                             (83,661)                   (46,453)
         Proceeds from stock options exercised                                               ----                       136,552
                                                                                         -----------                -----------
Net cash (used in) financing activities                                                   (2,538,714)                  (428,208)
                                                                                         -----------                -----------

Cumulative translation adjustment                                                            (70,884)                    (6,265)

Net increase in cash and cash equivalents                                                  1,257,350                    634,375

Cash equivalents at beginning of period                                                    2,503,475                  1,202,325
                                                                                         -----------                -----------

Cash equivalents at end of period                                                        $ 3,760,825                $ 1,836,700
                                                                                         -----------                -----------


              See notes to the consolidated financial statements.

                          SULCUS COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997


NOTE 1.  BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Sulcus Computer Corporation ("the Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Investments in 50% or less owned affiliates over which the Company has the ability to exercise significant influence are accounted for using the equity method.

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

NOTE 2.  INCOME TAXES

         In the six months ended June 30, 1997, the Company reflected no provision for income taxes on a pre-tax loss of $(1,870,433). During the second quarter of 1997, the Company increased the valuation allowance for deferred taxes, representing the temporary differences and net operating loss carryforwards generated where management believes that it is not likely that future tax benefits will arise.

         At June 30, 1997 and December 31, 1996, the Company had net deferred tax assets, liabilities and valuation reserves as follows:

                                                                     June 30,       December 31,
                                                                       1997            1996
                                                                       ----            ----
         Deferred tax assets (net of deferred tax
            liabilities), including tax loss carryforwards          $9,571,298       $9,068,229
         Valuation allowance                                        (7,471,545)      (6,968,476)
                                                                    ----------       ----------
         Net deferred tax amounts                                   $2,099,753       $2,099,753
                                                                    ==========       ==========

NOTE 3.  EARNINGS (LOSS) PER SHARE

         Primary earnings (loss) per share is determined by dividing net earnings by the weighted number of common shares outstanding. When dilutive, common stock options are included in the computation. Fully diluted net income
(loss) per share is not presented as it is either anti-dilutive or not different from primary earnings (loss) per share.

         The Financial Accounting Standards Board issued a statement in February 1997 entitled "Earnings per Share" which will be effective for the Company in the fourth quarter of 1997. This statement revises the computation and presentation of earnings per share. Management believes that this new standard will not materially change amounts presented by the Company under existing accounting standards.

NOTE 4.  SEVERANCE OBLIGATION

         On February 24, 1997, the Company's Chairman gave notice to the Company of termination of his employment agreement. Termination provisions of his employment agreement resulted in a severance obligation of approximately $1,225,000, plus certain indirect costs. In June 1997, the parties reached an agreement which entails payment of the obligation over a 42 month period, less amounts previously paid through the date of the agreement. As evidence for the obligation, the Company's former Chairman has accepted a promissory note.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


          THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THREE MONTHS
                              ENDED JUNE 30, 1996

         Sulcus Computer Corporation ("the Company") had a net loss of $(115,250) in the quarter ended June 30, 1997 as compared to net income of $902,219 in the quarter ended June 30, 1996 on sales which increased by $938,434 (7%) for these same periods. The Company's results for the quarter ended June 30, 1997 declined when compared to the same period of 1996 primarily as a result of increased expenses for the development, launch, and support of new products leading to higher selling, general, and administrative expenses and lower margins.

         Net sales for the quarter ended June 30, 1997 were $13,664,430, representing an increase of $938,434 (7%) when compared to net sales of $12,725,996 for the same period of 1996, principally as a result of increases in net system sales. Net system sales for the quarter ended June 30, 1997 were $8,549,055 as compared to $7,875,624 for the same period of 1996, an increase of $673,431 (9%) due primarily to the delivery of systems under significant contracts by the Company's Pacific Region sales offices and partially offset by decreases in the Company's Domestic Point of Sale Systems business. Support revenues for the quarter ended June 30, 1997 were $5,115,375 as compared to $4,850,372 for the same period of 1996, an increase of $265,003 (5%) due primarily to an increased base of Point of Sale installations in 1996 and increases in installations of systems in 1997. Support revenues are billed and collected in advance for periods of one to twelve months and are recognized as support revenues ratably over the contract period. Sales by offices and distributors of the Company were $11,187,349 (82%) and $2,477,081 (18%), respectively, of net sales for the quarter ended June 30, 1997, as compared to $10,250,741 (81%) and $2,475,255 (19%) for the comparable 1996 period.

         Cost of goods sold for the quarter ended June 30, 1997 increased to $6,482,014 from $5,588,155, an increase of $893,859 (16%) from the comparable
1996 period, principally as a result of increases in system sales and changes in the mix of sales between hardware and software. Cost of goods sold as a percentage of net sales increased for the quarter ended June 30, 1997 to 47% as compared to 44% for the same period of 1996. Gross margins of the Company increased to $7,182,416 from $7,137,841, an increase of $44,575 (1%) over the same period of 1996, due primarily to increases in the margins of the Company's Pacific Region subsidiaries and partially offset by decreases in the Company's Domestic Point of Sale Systems business. Cost of system sales for the quarter ended June 30, 1997 was $4,917,972 (58% of system sales) as compared to $4,141,168 (53% of system sales) for the same period of 1996, an increase of $776,804 (19%), due primarily to the mix of software and hardware sales and the mix of sales between sales offices and distributors. The cost of sale components for hardware sales is higher than that for software sales. Cost of support for the quarter ended June 30, 1997 was $1,564,042 (31% of support revenues) as compared to $1,446,987 (30% of support revenues) for the same period of 1996, an increase of $117,055 (8%).

         Selling, general, and administrative expenses increased in 1997 when compared to 1996. For the quarter ended June 30, 1997, these expenses were $6,666,444 as compared to $5,685,057 an increase of $981,387 (17%) from the same period of 1996. These increases were primarily the result of increased expenditures for payroll and related costs of $374,584, and increased expenditures for advertising expenses of $226,979. Selling, general, and administrative expenses as a percentage of net sales was 49% for the quarter ended June 30, 1997 as compared to 45% for the same period of 1996. Increases in payroll and related costs is primarily in the Company's Point of Sale business and in international sales offices, and are required to support added sales volumes and resources required for the development, launch, and support of new products. At the beginning of the second quarter of 1997, management reduced staffing levels in its domestic property management business and in certain corporate staff positions as part of its efforts to improve the productivity of the organization.

         Research and development expense for the quarter ended June 30, 1997 increased to $397,172 from $322,963, an increase of $74,209 (23%) over the same period of 1996. Total amounts expended on research and development (including amounts expensed and amounts capitalized) was $755,895 and $638,645 for the quarters ended June 30, 1997 and 1996, respectively.

         Depreciation and amortization expense for the quarter ended June 30, 1997 increased to $416,842 from $392,731 for the same period of 1996, an increase of $24,111 (6%).

         Dividends and other income for the quarter ended June 30, 1997 was $321,720 as compared to $327,288 for the same period of 1996, a decrease of $5,568 (2%).

         Interest expense for the quarter ended June 30, 1997 decreased to $138,928 from $162,159 for the same period of 1996, a decrease of $23,231 (14%). This decrease is primarily the result of lower borrowings under the Company's margin account.

         The Company conducts its worldwide operations through separate geographic area organizations which represent major markets or combinations of related markets. Transfers between markets are valued at cost. Financial information by geographic area for the quarters ended June 30, 1997 and 1996 and as of June 30, 1997 and December 31, 1996 is summarized as follows:

                                                                         Three months ended June 30,
                                                               -----------------------------------------------
                                                                   1997                               1996
                                                                   ----                               ----
Net revenues(1):
  Domestic                                                      $7,995,824                          $8,526,324
  Canada                                                         1,741,058                           1,459,600
  Pacific Region                                                 2,988,105                           1,828,096
  Europe                                                         1,261,163                           1,239,264
                                                               -----------                         -----------
Consolidated net revenues                                      $13,986,150                         $13,053,284
                                                               -----------                         -----------
Net income (loss):
  Domestic                                                       $(169,173)                           $780,086
  Canada                                                           118,109                             150,785
  Pacific Region                                                    39,750                              49,631
  Europe                                                          (103,936)                            (78,283)
                                                               -----------                         -----------
Consolidated net income (loss)                                   $(115,250)                           $902,219
                                                               ===========                         ===========

                                                                 June 30,                          December 31,
                                                                   1997                               1996
                                                                   ----                               ----
Identifiable assets:
  Domestic                                                     $31,219,095                         $38,179,244
  Canada                                                         2,355,933                           1,738,378
  Pacific Region                                                 4,629,828                           3,966,656
  Europe                                                         3,791,100                           4,065,821
                                                               -----------                         -----------
Consolidated identifiable assets                               $41,995,956                         $47,950,099
                                                               ===========                         ===========

(1) Sales between geographic areas and export sales are not material.

         The Company had a net deferred tax asset amounting to $2,099,753 net of valuation allowances of $7,471,545 at June 30, 1997 and $6,968,476 at December 31, 1996. The valuation allowance was increased in the quarter ended June 30, 1997 by $53,594 and was decreased in the quarter ended June 30, 1996 by $428,312 reflecting the Company's estimate of the valuation allowance necessary to reflect the net deferred tax asset to the net recoverable amount. As a result, the income statements for the quarters ended June 30, 1997 and 1996 do not reflect any income tax provision on the pre-tax operating results for those periods. As more fully discussed in the six month evaluation of operations herein, the realizability of this deferred tax asset is contingent upon a number of factors including the ability of the Company to achieve a level of operations that will generate taxable income.

            SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO SIX MONTHS
                              ENDED JUNE 30, 1996

         The Company had a net loss of $(1,870,433) in the six months ended June 30, 1997 as compared to net income of $1,423,623 in the six months ended June 30, 1996 on sales which increased by $2,619,937 (11%) for these same periods. The Company's results for the six months ended June 30, 1997 were unfavorable as compared to the same period of 1996 primarily as a result of severance costs for the Company's former chairman and the Company's former president which totaled $ 1,537,609, decreased margins in the Company's Domestic Property Management System business and certain international sales offices, and increased expenses for the development, launch, and support of new products leading to higher selling, general, and administrative expenses.

         Net sales for the six months ended June 30, 1997 were $26,287,921, representing an increase of $2,619,937 (11%) when compared to net sales of $23,667,984 for the same period of 1996, principally as a result of increases in net system sales. Net system sales for the six months ended June 30, 1997 were $16,249,752 as compared to $14,400,442 for the same period of 1996, an increase of $1,849,310 (13%) due primarily to increased sales of the Company's Point of Sale Systems and the delivery of systems under significant contracts by the Company's Pacific Region sales offices. Support revenues for the six months ended June 30, 1997 were $10,038,169 as compared to $9,267,542 for the same period of 1996, an increase of $770,627 (8%) due primarily to an increased base of Point of Sale installations in 1996 and increases in installations of systems in 1997. Support revenues are billed and collected in advance for periods of one to twelve months and are recognized as support revenues ratably over the contract period. Sales by offices and distributors of the Company were $21,930,193 (83%) and $4,357,728 (17%), respectively, of net sales for the six months ended June 30, 1997, the same mix between offices and distributors for the same period of 1996.

         Cost of goods sold for the six months ended June 30, 1997 increased to $12,348,169 from $10,055,921, an increase of $2,292,248 (23%) from the comparable 1996 period, principally as a result of increases in system sales and changes in the mix of sales between hardware and software. Cost of goods sold as a percentage of net sales increased for the six months ended June 30, 1997 to 47% as compared to 42% for the same period of 1996. Gross margins of the Company increased to $13,939,752 from $13,612,063, an increase of $327,689 (2%) over the same period of 1996, due primarily to increases in the margins of the Company's Domestic Point of Sale Systems business, increased volumes in the Company's Pacific Region subsidiaries, and partially offset by decreases in the margins of the Domestic Property Management subsidiary. Cost of system sales for the six months ended June 30, 1997 was $9,309,002 (57% of system sales) as compared to $7,449,137 (52% of system sales) for the same period of 1996, an increase of $1,859,865 (25%), due primarily to the mix of software and hardware sales. The cost of sale components for hardware sales is higher than that for software sales. Cost of support for the six months ended June 30, 1997 was $3,039,167 (30% of support revenues) as compared to $2,606,784 (28% of support revenues) for the same period of 1996, an increase of $432,383 (17%).

         Selling, general, and administrative expenses increased in 1997 when compared to 1996. For the six months ended June 30, 1997, these expenses were $14,596,756 as compared to $11,191,251 an increase of $3,405,505 (30%) from the same period of 1996. These increases were the result of severance obligations to the Company's former chairman of the board and the former president in the amount of $1,537,609, increased expenditures for payroll and related costs of $932,495, and increased expenditures for advertising expenses of $321,168. Selling, general, and administrative expenses as a percentage of net sales was 56% for the six months ended June 30, 1997 as compared to 47% for the same period of 1996. Increases in payroll and related costs is primarily in the Company's Point of Sale business and in international sales offices and are required to support added sales volumes and resources required for the development, launch, and support of new products.

         Research and development expense for the six months ended June 30, 1997 increased to $791,605 from $590,214, an increase of $201,391(34%) over the same period of 1996. Total amounts expended on research and development (including amounts expensed and amounts capitalized) was $1,491,765 and $1,146,546 for the six months ended June 30, 1997 and 1996, respectively.

         Depreciation and amortization expense for the six months ended June 30, 1997 increased to $829,708 from $776,336 for the same period of 1996, an increase of $53,372 (7%).

         Dividends and other income for the six months ended June 30, 1997 was $667,312 as compared to $660,319 for the same period of 1996, an increase of $6,993 (1%).

         Interest expense for the six months ended June 30, 1997 decreased to $259,428 from $290,958 for the same period of 1996, a decrease of $31,530 (11%). This decrease is primarily the result of lower borrowings under the Company's margin account.

         The Company conducts its worldwide operations through separate geographic area organizations which represent major markets or combinations of related markets. Transfers between markets are valued at cost. Financial information by geographic area for the six months ended June 30, 1997 and 1996 is summarized as follows:

                                                              Six months ended June 30,
                                                   ------------------------------------------------
                                                       1997                               1996
                                                       ----                               ----
Net revenues(1):
  Domestic                                         $15,818,437                          $15,653,790
  Canada                                             3,003,647                            2,553,657
  Pacific Region                                     5,619,011                            3,347,041
  Europe                                             2,514,138                            2,773,815
                                                   -----------                          -----------
Consolidated net revenues                          $26,955,233                          $24,328,303
                                                   ===========                          ===========
Net income (loss):
  Domestic                                         $(1,610,684)                          $1,414,025
  Canada                                               104,572                              131,079
  Pacific Region                                       (29,485)                             (19,699)
  Europe                                              (334,836)                            (101,782)
                                                   -----------                           ----------
Consolidated net income (loss)                     $(1,870,433)                          $1,423,623
                                                   ===========                           ==========


(1) Sales between geographic areas and export sales are not material.

         The Company had a net deferred tax asset amounting to $2,099,753 net of valuation allowances of $7,471,545 at June 30, 1997 and $6,968,476 at December 31, 1996. The valuation allowance was increased in the six months ended June 30, 1997 by $503,069 and was decreased in the six months ended June 30, 1996 by $560,700 reflecting the Company's estimate of the valuation allowance necessary to reflect the net deferred tax asset to the net recoverable amount. As a result, the income statements for the six months ended June 30, 1997 and 1996 do not reflect any income tax provision on the pre-tax operating results for those periods. The realizability of this deferred tax asset is contingent upon a number of factors including the ability of the Company to maintain a level of operations that will generate taxable income. Management believes that it is more likely than not that it will generate taxable income sufficient to realize a portion of the tax benefits associated with net operating losses and tax credit carryforwards prior to their expiration. This belief is based upon the fact that the Company had taxable income in 1996 and expected profits in the next several years resulting from current efforts to develop new products.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity is primarily dependent upon its ability to generate sufficient working capital through profitable operations. Management believes that in order to be profitable, it must continue to increase sales and improve productivity related to selling, general and administrative expenses. In order to increase sales, the Company believes that it must increase its distribution channels and introduce additional developed or acquired competitive products in its current market segment.

         Current short-term capital needs will be funded primarily through internal working capital, a bank credit facility, anticipated operating revenues from new sales, continuing and new support services revenue, and a backlog of orders received and pending.

         At June 30, 1997, Sulcus' cash and cash equivalents increased to $3,760,825 from $2,503,475 at December 31, 1996, an increase of $1,257,350.
This increase is primarily the result of net cash provided by operating activities which includes cash received during the first and second quarter of 1997 related to annual customers support agreements. This cash will be used to support operations throughout the remainder of 1997. Since the Company operates in a number of countries, cash and cash equivalents are maintained by the various operating subsidiaries in the local currencies of these countries for the purpose of paying expenses as they are due.

         The Company maintains a portfolio of short-term investments (primarily in the form of preferred stocks) which may be used for the purpose of providing liquidity. At June 30, 1997, the Company's short-term investment portfolio, valued at market, decreased to $10,305,176, from $12,393,411 at December 31, 1996, primarily as the result of the sale of certain assets. The proceeds of asset sales were used to repay borrowings on the related margin account. These investments are subject to risk, most notably the risk that the market value of these assets will decline as the result of general market fluctuations, increases in interest rates or changes in the underlying operations of the investee. Company policy does not require temporary investments to be investment grade as determined by a nationally recognized statistical rating organization nor does it require that such investments have any additional safety feature such as insurance. The Company had borrowings at June 30, 1997, of $3,394,700 on margin against its investments at the broker's internally established floating interest rate which was 8.125%.

         At June 30, 1997, accounts receivable decreased to $8,293,189, from $12,995,894 at December 31, 1996 representing primarily amounts collected from customers for annual support agreements. The Company's gross accounts receivable includes hardware and software support contracts as well as amounts due on system installations. The Company records a provision for amounts which it estimates may ultimately be uncollectable from customers.

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

         In addition to borrowings on margin against its investments, the Company has outstanding long-term borrowings from various financial institutions. At June 30, 1997, the Company had no short-term borrowings (excluding borrowings under margin), and only nominal long-term borrowings. In April 1997, the Company obtained a credit facility in the amount of $3,000,000 secured by domestic receivables, inventory and equipment. Borrowings under this facility will bear interest at the banks prime rate plus one percent and will be used to provide working capital.

         The backlog of hardware and software orders at June 30, 1997 is expected to be filled within one year and amounted to $7,000,000.

         The Company's ability to develop and expand its presence in the hospitality industry and expand existing business lines for its other markets depends, in a large part, on the availability of adequate funds. Management expects that to meet customer demands, it must continue to invest in the development of the Company's software products at levels generally consistent with those of the past two years. To finance these needs, the Company will rely primarily on operating cash flow over the next several years together with currently available working capital. Nonetheless, if technological changes render Sulcus' products uncompetitive or obsolete, or, if the Company continues to incur operating losses, additional capital may be required. There can be no assurance that additional financing will be available when needed, or, if available, that it can be obtained on terms satisfactory to the Company.

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

FORWARD-LOOKING STATEMENTS

         The foregoing discussion and the Company's consolidated financial statements contain certain forward-looking statements that involve risks and uncertainties, including the following: (i) the realizability of deferred tax assets totaling $2,099,753 which is contingent upon a number of factors including the ability of the Company to achieve a level of operations that will generate taxable income, (ii) management's belief that in order to be profitable, it must continue to increase sales and improve productivity relating to selling, general, and administrative expenses, (iii) management's belief that it must increase its distribution channels and introduce additional developed or acquired competitive products in its current market segment in order to increase sales, (iv) the expectation that the Company must continue to invest in the development of software products at levels generally consistent with those of the past two years in order to meet customer demands, (v) the adequacy of operating cash flows over the next several years together with currently available working capital to finance the growth needs of the Company,
(vi) rapidly changing technology, accelerated product obsolescence and rapidly changing industry standards in the market for the Company's products, resulting in the need to update products and introduce new products and services in a timely manner to meet evolving customer requirements. As a result, the Company's actual results could differ materially from the results discussed in the forward-looking statements.

PART II-OTHER INFORMATION


         ITEM 1.  LEGAL PROCEEDINGS

                           None



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


                                    SULCUS COMPUTER CORPORATION



    DATE:  August 14, 1997          BY: /s/ H. Richard Howie
           ---------------              -------------------------------------
                                        Chief Financial Officer
                                        (Mr. Howie is the Principal Financial
                                        Officer and has been duly authorized
                                        to sign on behalf of the Registrant)