Form 10-Q
period 1997-09-10
SULCUS HOSPITALITY TECHNOLOGIES CORP
filed 1997-11-13
CIK 726712

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the transition period from__________to__________


                         COMMISSION FILE NUMBER 0-13226

                     SULCUS HOSPITALITY TECHNOLOGIES CORP.
                     (Formerly Sulcus Computer Corporation)
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

As of November 11, 1997, there were 16,761,673 shares of Common Stock, no par value, outstanding.

===============================================================================

                                     INDEX

PART I.    FINANCIAL INFORMATION                                                                            PAGE

     Item 1.  Financial Statements

              Consolidated Balance Sheets
              September 30, 1997 and December 31, 1996...............................................        3

              Consolidated Statements of Operations
              Nine Months Ended September 30, 1997 and 1996..........................................        4

              Consolidated Statements of Operations
              Three Months Ended September 30, 1997 and 1996.........................................        5

              Consolidated Statements of Cash Flows
              Nine Months Ended September 30, 1997 and 1996..........................................        6

              Notes to Consolidated Financial Statements.............................................        7-8

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations .............................................................        9-14

     Item 3.  Qualitative and Quantitative Information About Market Risk.............................        14

PART II.   OTHER INFORMATION

     Item 1.  Legal Proceedings......................................................................        15

     Item 2.  Changes in Securities..................................................................        15

     Item 3.  Defaults Upon Senior Securities........................................................        15

     Item 4.  Submission of Matters to a Vote of Security Holders....................................        15

     Item 5.  Other Information......................................................................        15

     Item 6.  Exhibits and Reports on Form 8-K.......................................................        15

     Signature.......................................................................................        16

                     SULCUS HOSPITALITY TECHNOLOGIES CORP.
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                           September 30,              December 31,
                                                                                1997                      1996
                                                                            ------------              ------------
Current Assets
     Cash and cash equivalents                                              $  7,631,706              $  2,503,475
     Short-term investments (at market) available for sale                     2,759,693                12,393,411
     Accounts receivable, net of allowance of $1,828,861
         and $1,913,107 in 1997 and 1996, respectively                         7,366,621                12,995,894
     Inventories                                                               3,211,776                 2,614,321
     Deferred taxes                                                              292,432                   207,837
     Other current assets                                                      1,322,828                 1,082,184
                                                                            ------------              ------------

Total Current Assets                                                          22,585,056                31,797,122

Purchased and capitalized software, net of accumulated amortization
     of $11,167,940 and $10,660,801 in 1997 and 1996, respectively             2,791,880                 3,260,063

Property and equipment, net of accumulated depreciation of $4,775,775
     and $4,801,119 in 1997 and 1996, respectively                             2,505,760                 2,473,324

Goodwill, net of accumulated amortization of $4,042,166
     and $3,447,509 in 1997 and 1996, respectively                             6,625,981                 7,220,638
Deferred taxes                                                                 1,807,321                 1,891,916
Other noncurrent assets                                                        1,170,365                 1,307,036
                                                                            ------------              ------------

Total Assets                                                                $ 37,486,363              $ 47,950,099
                                                                            ------------              ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Short-term borrowings                                                  $    500,000              $  5,826,577
     Current portion of long-term debt                                           ----                       27,175
     Current portion of obligations under capital leases                         159,674                   155,216
     Accounts payable                                                          2,708,602                 3,947,597
     Deferred revenues                                                         4,110,597                 6,497,107
     Customer deposits                                                         1,577,340                 2,102,731
     Other accrued liabilities                                                 2,756,785                 1,891,494
                                                                            ------------              ------------
Total Current Liabilities                                                     11,812,998                20,447,897

Obligations under capital leases, net of current portion                          77,046                   184,604


Commitments and contingencies

Stockholders' Equity
     Common stock, no par value; 30,700,000 shares
         authorized (16,843,350 and 16,832,663 shares
         issued and issuable in 1997 and 1996, respectively)                  40,799,566                40,780,066
     Retained earnings (deficit)                                             (14,997,988)              (13,353,160)
     Foreign currency adjustment                                                (287,497)                 (108,453)
     Cumulative unrealized gain (loss) on investments available for sale          82,238                      (855)
                                                                            ------------              ------------

Total Stockholders' Equity                                                    25,596,319                27,317,598
                                                                            ------------              ------------

Total Liabilities and Stockholders' Equity                                  $ 37,486,363              $ 47,950,099
                                                                            ------------              ------------


              See notes to the consolidated financial statements.

                     SULCUS HOSPITALITY TECHNOLOGIES CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                                              1997                        1996
                                                                                          -----------                 -----------
Net revenue:
     System sales                                                                          $25,014,505                $22,880,050
     Support revenue                                                                        15,313,013                 14,104,250
     Dividends and other                                                                       868,406                    984,568
                                                                                           -----------                -----------
         Total revenue                                                                      41,195,924                 37,968,868
                                                                                           -----------                -----------



Cost of goods sold and services provided:
     Systems                                                                                14,455,002                 12,559,150
     Support services                                                                        4,578,679                  4,018,655
                                                                                           -----------                -----------
         Total cost of sales and services provided                                          19,033,681                 16,577,805
                                                                                           -----------                -----------


Expenses:
     Selling, general, and administrative                                                   21,301,041                 17,105,150
     Research and development (net of capitalized
         software of $1,153,681 and $823,085 during the
         nine months ended September 30, 1997 and
         1996, respectively)                                                                 1,135,869                    942,941
     Interest                                                                                  311,532                    431,463
     Depreciation and amortization                                                           1,246,237                  1,170,912
     Unusual item:
        Gain on disposal of product line                                                      (187,608)                   ----
                                                                                           -----------                -----------
         Total expenses                                                                     23,807,071                 19,650,466
                                                                                           -----------                -----------

Income (loss) before income taxes                                                           (1,644,828)                 1,740,597
Income taxes                                                                                   ----                       ----
                                                                                           -----------                -----------
         Net income (loss)                                                                 $(1,644,828)               $ 1,740,597
                                                                                           -----------                -----------



Income (loss) per common share:
     Net income (loss)                                                                          ($0.10)               $      0.10
                                                                                           -----------                -----------


Weighted average number of common shares                                                    17,015,968                 16,868,519
                                                                                           -----------                -----------


              See notes to the consolidated financial statements.

                     SULCUS HOSPITALITY TECHNOLOGIES CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                                           1997                     1996
                                                                                        ----------               ----------
Net revenue:
     System sales                                                                       $8,764,753               $8,479,608
     Support revenue                                                                     5,274,845                4,836,708
     Dividends and other                                                                   201,093                  324,249
                                                                                        ----------               ----------
         Total revenue                                                                  14,240,691               13,640,565
                                                                                        ----------               ----------

Cost of goods sold and services provided:
     Systems                                                                             5,146,001                5,110,013
     Support services                                                                    1,539,511                1,411,871
                                                                                        ----------               ----------
         Total cost of sales and services provided                                       6,685,512                6,521,884
                                                                                        ----------               ----------

Expenses:
     Selling, general, and administrative                                                6,704,285                5,913,899
     Research and development (net of capitalized
         software of $453,521 and $266,753 during the
         three months ended September 30, 1997 and
         1996, respectively)                                                               344,263                  352,727
     Interest                                                                               52,104                  140,505
     Depreciation and amortization                                                         416,529                  394,576
     Unusual item:
        Gain on disposal of product line                                                  (187,608)                  -----
                                                                                        ----------               ----------
         Total expenses                                                                  7,329,573                6,801,707
                                                                                        ----------               ----------

Income (loss) before income taxes                                                          225,606                  316,974
Income taxes                                                                                -----                    -----
                                                                                        ----------               ----------

         Net income (loss)                                                                $225,606                 $316,974
                                                                                        ----------               ----------

Income (loss) per common share:
     Net income (loss)                                                                       $0.01                    $0.02
                                                                                        ----------               ----------

Weighted average number of common shares                                                17,108,364               16,947,948
                                                                                        ----------               ----------


              See notes to the consolidated financial statements.

                     SULCUS HOSPITALITY TECHNOLOGIES CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                                           1997                     1996
                                                                                        -----------              ----------
Cash flows from operating activities:
     Net income (loss)                                                                  $(1,644,828)             $1,740,597


Adjustments to reconcile net income (loss)
to net cash from operating activities:
     Depreciation                                                                           651,580                 594,336
     Amortization of capitalized software                                                 1,618,749               2,007,108
     Amortization of goodwill                                                               594,657                 576,576
     Provision for doubtful accounts                                                        448,700                 435,023
     Realized and unrealized (gain) on investments                                          (33,786)                 (8,750)
     Gain on disposal of product line                                                      (187,608)                  -----
     Change in assets and liabilities:
         Restricted cash                                                                     -----                  380,002
         Accounts receivable                                                              5,141,959               1,493,086
         Inventories                                                                       (627,803)                129,194
         Other current assets                                                              (204,115)                252,841
         Other assets                                                                       199,148                 103,832
         Accounts payable                                                                (1,226,127)               (891,949)
         Deferred revenues                                                               (2,289,811)             (2,118,325)
         Shareholder litigation liability                                                    -----                 (289,279)

         Customer deposits                                                                 (525,391)                188,591
         Accrued liabilities                                                                845,672                (774,543)
                                                                                        -----------              ----------
         Total adjustments                                                                4,405,824               2,077,743
                                                                                        -----------              ----------
Net cash provided by operating activities                                                 2,760,996               3,818,340

Cash flows from investing activities:
         Purchases of available for sale securities                                         (10,881)               (401,662)
         Proceeds from sales of available for sale securities                             9,761,478                 250,000
         Investment in sales-type leases                                                   (229,306)               (187,304)
         Payments received on sales-type leases                                             130,300                 154,842
         Proceeds from disposal of subsidiary, net of costs                                 225,000                  -----
         Capital expenditures                                                              (699,615)               (567,437)
         Software development capitalized                                                (1,153,681)               (823,085)
                                                                                        -----------              ----------
Net cash provided by (used in) investing activities                                       8,023,295              (1,574,646)
                                                                                        -----------              ----------

Cash flows from financing activities:
         Repayment of short term borrowings                                              (5,326,577)               (833,283)
         Principal payments on long-term debt                                               (27,175)                (35,633)
         Payments under capital lease agreements                                           (123,264)                (77,892)
         Proceeds from stock options exercised                                               -----                  137,920
                                                                                        -----------              ----------
Net cash (used in) financing activities                                                  (5,477,016)               (808,888)
                                                                                        -----------              ----------

Cumulative translation adjustment                                                          (179,044)                  6,936

Net increase in cash and cash equivalents                                                 5,128,231               1,441,742

Cash and cash equivalents at beginning of period                                          2,503,475               1,202,325
                                                                                        -----------              ----------

Cash and cash equivalents at end of period                                               $7,631,706              $2,644,067
                                                                                        -----------              ----------


              See notes to the consolidated financial statements.

                         HOSPITALITY TECHNOLOGIES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

NOTE 1.  BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Sulcus Hospitality Technologies Corp. (formerly known as Sulcus Computer Corporation) (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Investments in 50% or less owned affiliates over which the Company has the ability to exercise significant influence are accounted for using the equity method.

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

NOTE 2.  INCOME TAXES

         In the nine months ended September 30, 1997, the Company reflected no provision or benefit for income taxes on a pre-tax loss of $(1,644,828). During the third quarter of 1997, the Company decreased the valuation allowance for deferred taxes, representing the realization of tax benefits of temporary differences and net operating loss carryforwards which reversed during the quarter through the generation of taxable income.

         At September 30, 1997 and December 31, 1996, the Company had net deferred tax assets, liabilities and valuation reserves as follows:

                                                                      September 30,     December 31,
                                                                          1997              1996
                                                                          ----              ----
         Deferred tax assets (net of deferred tax
            liabilities), including tax loss carryforwards              $9,417,629      $9,068,229
         Valuation allowance                                            (7,317,876)     (6,968,476)
                                                                        ----------      ----------
         Net deferred tax amounts                                       $2,099,753      $2,099,753
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

NOTE 4.  GAIN ON DISPOSAL OF PRODUCT LINE

         Effective September 30, 1997, the Company sold its land title business (Sulcus Law Management Services, Inc.) for cash. The sale resulted in a gain on disposal of $187,608, representing the difference between the sales price and the net assets of the subsidiary, less costs of disposal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

       THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THREE MONTHS
                            ENDED SEPTEMBER 30, 1996

         Sulcus Hospitality Technologies Corp. (formerly known as Sulcus Computer Corporation) (the "Company") had net income of $225,606 in the quarter ended September 30, 1997 as compared to net income of $316,974 in the quarter ended September 30, 1996 on sales which increased by $723,282 (5%) for these same periods. Included in the results for the three months ended September 30, 1997 is a gain of $187,608 on the disposal of a subsidiary and gains from the sales of marketable securities of $44,212. The Company's results for the quarter ended September 30, 1997 declined when compared to the same period of 1996, primarily as a result of unfavorable changes in sales margins and increased expenses for the development, launch, and support of new products leading to higher selling, general, and administrative expenses.

         Net sales for the quarter ended September 30, 1997 were $14,039,598, representing an increase of $723,282 (5%) when compared to net sales of $13,316,316 for the same period of 1996. Net system sales for the quarter ended September 30, 1997 were $8,764,753 as compared to $8,479,608 for the same period of 1996, an increase of $285,145 (3%). This increase was attributable primarily to the North American Property Management Systems business and deliveries under contracts by the Company's Pacific Region sales offices. These increases were partially offset by decreases in the Company's North American Point of Sales business. Support revenues for the quarter ended September 30, 1997 were $5,274,845 as compared to $4,836,708 for the same period of 1996, an increase of $438,137 (9%) due primarily to increases in installations of systems in 1997 by the Company's Pacific Region sales offices and an increased base of Point of Sales installations. Support revenues are billed and collected in advance for periods of one to twelve months and are recognized as support revenues ratably over the contract period. Sales by offices and distributors of the Company were $11,870,847 (85%) and $2,168,751 (15%), respectively, of net sales for the quarter ended September 30, 1997, as compared to $10,810,163 (81%) and $2,506,153 (19%) for the comparable 1996 period.

         Cost of goods sold as a percentage of net sales decreased for the quarter ended September 30, 1997 to 48% as compared to 49% for the same period of 1996. The components of costs which makes up this category were unfavorably impacted however by increased direct costs for hardware on system sales which was more than offset by reduced software amortization in the third quarter of 1997. The Company includes the amortization of capitalized software costs in Systems Cost of Sales. During 1997, amortization was completed on certain software products, representing the completion of the estimated useful lives of these products. Software amortization costs in 1997 as compared to 1996 were therefore reduced by $462,670. Cost of sales, excluding costs of amortization of capitalized software, was 46% of net sales in the three months ended September 30, 1997 as compared to 44% for the year earlier period, an unfavorable change of 2% or $295,000. Cost of system sales for the quarter ended September 30, 1997 was $5,146,001 (59% of system sales) as compared to $5,110,013 (60% of system sales) for the same period of 1996, an increase of $35,987 (1%). Cost of support for the quarter ended September 30, 1997 was $1,537,280 (29% of support revenues) as compared to $1,411,871 (29% of support revenues) for the same period of 1996, an increase of $125,409 (9%).

         Selling, general, and administrative expenses as a percentage of net sales was 48% for the quarter ended September 30, 1997 as compared to 44% for the same period of 1996. For the quarter ended September 30, 1997 these expenses were $6,704,285 as compared to $5,913,899 an increase of $790,386 (13%) from the same period of 1996. These increases were primarily the result of increased expenditures for payroll and related costs of $167,437 (21% of such changes), increases in travel expenses of $157,595 (20% of such changes) and increased expenditures for advertising expenses of $100,622 (13% of such changes). Increases in payroll and related costs were primarily in the Company's Point of Sale business and in international sales offices, and were required to support added sales volumes and resources required for the development, launch, and support of new products. At the beginning of the second quarter of 1997, management reduced staffing levels in its domestic property management business and in certain corporate staff positions as part of its efforts to improve the productivity of the organization.

         Research and development expense for the quarter ended September 30, 1997 decreased to $344,263 from $352,727, a decrease of $8,464 (2%) from the same period of 1996. Total amounts expended on research and development (including amounts expensed and amounts capitalized) was $797,784 and $619,480 for the quarters ended September 30, 1997 and 1996, respectively as the Company is continuing to add resources to the development and support of new software products.

         Depreciation and amortization expense for the quarter ended September 30, 1997 increased to $416,529 from $394,576 for the same period of 1996, an increase of $21,953 (6%).

         Dividends and other income for the quarter ended September 30, 1997 was $201,094 as compared to $324,249 for the same period of 1996, a decrease of $123,155 (38%). In the third quarter of 1997, the Company has liquidated a major portion of its investment in marketable securities and used the proceeds to repay amounts previously borrowed against these assets.

         Interest expense for the quarter ended September 30, 1997 decreased to $52,104 from $140,505 for the same period of 1996, a decrease of $88,401 (63%). This decrease was primarily the result of the repayment of amounts previously borrowed against the Company's investment portfolio.

         The Company conducts its worldwide operations through separate geographic area organizations which represent major markets or combinations of related markets. Transfers between markets are valued at cost. Financial information by geographic area for the quarters ended September 30, 1997 and 1996 and as of September 30, 1997 and December 31, 1996 is summarized as follows:

                                                                     Three months ended September 30,
                                                               -----------------------------------------------
                                                                   1997                                1996
                                                                   ----                                ----
Net revenues(1):
  Domestic                                                      $8,298,554                          $8,327,673
  Canada                                                         1,374,342                           1,323,031
  Pacific Region                                                 3,370,563                           2,742,771
  Europe                                                         1,197,232                           1,247,090
                                                               -----------                         -----------
Consolidated net revenues                                      $14,240,691                         $13,640,565
                                                               -----------                         -----------

Net income (loss):
  Domestic                                                        $382,459                            $514,167
  Canada                                                           (26,666)                             88,096
  Pacific Region                                                    29,672                            (110,252)
  Europe                                                          (159,859)                           (175,037)
                                                               -----------                         -----------
Consolidated net income (loss)                                    $225,606                            $316,974
                                                               -----------                         -----------


                                                               September 30,                     December 31,
                                                                   1997                               1996
                                                                   ----                               ----
Identifiable assets:
  Domestic                                                    $ 27,567,846                         $38,179,244
  Canada                                                         2,499,495                           1,738,378
  Pacific Region                                                 3,896,725                           3,966,656
  Europe                                                         3,522,297                           4,065,821
                                                               -----------                         -----------
Consolidated identifiable assets                               $37,486,363                         $47,950,099
                                                               -----------                         -----------

(1) Sales between geographic areas and export sales are not material.

         The Company had a net deferred tax asset amounting to $2,099,753 net of valuation allowances of $7,317,876 at September 30, 1997 and $6,968,476 at December 31, 1996. The valuation allowance was decreased in the quarter ended September 30, 1997 by $153,669 and was decreased in the quarter ended September 30, 1996 by $1,767,556 reflecting the Company's estimate of the valuation allowance necessary to adjust the net deferred tax asset to the net recoverable amount. As a result, the income statements for the quarters ended September 30, 1997 and 1996 do not reflect any income tax provision on the pre-tax operating results for those periods. As more fully discussed in the nine month evaluation of operations herein, the realizability of this deferred tax asset is contingent upon a number of factors including the ability of the Company to achieve a level of operations that will generate taxable income.

        NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO NINE MONTHS
                            ENDED SEPTEMBER 30, 1996

         The Company had a net loss of $(1,644,828) in the nine months ended September 30, 1997 as compared to net income of $1,740,597 in the nine months ended September 30, 1996 on sales which increased by $3,343,218 (9%) for these same periods. The Company's results for the nine months ended September 30, 1997 were unfavorable as compared to the same period of 1996 primarily as a result of severance costs for the Company's former chairman and the Company's former president which totaled $1,537,609, increased expenses for the development, launch, and support of new products leading to higher selling, general, and administrative expenses. These increased costs were partially offset by higher margins from increased sales and reduced software amortization costs, a $187,608 gain on the sale of a subsidiary and gains on sales of marketable securities of $33,786.

         Net sales for the nine months ended September 30, 1997 were $40,327,518, representing an increase of $3,343,218 (9%) when compared to net sales of $36,984,300 for the same period of 1996, principally as a result of increases in net system sales. Net system sales for the nine months ended September 30, 1997 were $25,014,505 as compared to $22,880,050 for the same period of 1996, an increase of $2,134,455 (9%) due primarily to the delivery of systems under significant contracts by the Company's Pacific Region sales offices, increased North American Property Management Systems sales and increases in the sales of the Company's Point of Sales Systems in North America. Support revenues for the nine months ended September 30, 1997 were $15,313,013 as compared to $14,104,250 for the same period of 1996, an increase of $1,208,763 (9%) due primarily to an increased base of Point of Sale installations in 1997 and increases in installations of systems. Support revenues are billed and collected in advance for periods of one to twelve months and are recognized as support revenues ratably over the contract period. Sales by offices and distributors of the Company were $33,801,039 (84%) and $6,526,479 (16%), respectively, of net sales for the nine months ended September 30, 1997, as compared to $30,370,997 (82%) and $6,613,303 (18%) for the comparable 1996 period.

         Cost of goods sold as a percentage of net sales increased for the nine months ended September 30, 1997 to 47% as compared to 45% for the same period of 1996. The components of costs which makes up this category were unfavorably impacted by increased direct costs for hardware on system sales which was partially offset by reduced software amortization in the third quarter of 1997. The Company includes the amortization of capitalized software costs in Systems Cost of Sales. During 1997, amortization was completed on certain software products, representing the completion of the estimated useful lives of these products. Software amortization costs in 1997 as compared to 1996 were therefore reduced by $388,359. Cost of sales, excluding costs of amortization of capitalized software, was 43% of net sales in the nine months ended September 30, 1997 as compared to 39% for the year earlier period, an unfavorable change of 4% or $1,401,000. Cost of system sales for the nine months ended September 30, 1997 was $14,455,002 (58% of system sales) as compared to $12,559,150 (55% of system sales) for the same period of 1996, an increase of $1,895,852 (15%). Cost of support for the nine months ended September 30, 1997 was $4,578,679 (30% of support revenues) as compared to $4,018,655 (28% of support revenues) for the same period of 1996, an increase of $560,024 (14%).

         Selling, general, and administrative expenses as a percentage of net sales were 53% for the nine months ended September 30, 1997 as compared to 46% for the same period of 1996. For the nine months ended September 30, 1997, these expenses were $21,301,041 as compared to $17,105,150 an increase of $4,195,891 (25%) from the same period of 1996. These increases were the result of severance obligations to the Company's former chairman and the Company's former president which totaled $1,537,609 (37% of such changes), increased expenditures for payroll and related costs of $1,099,933 (26% of such changes), increased expenditures for advertising expenses of $275,519 (7% of such changes) and increases in travel expenses of $261,878 (6% of such changes). Selling, general, and administrative expenses as a percentage of net sales were 53% for the nine months ended September 30, 1997 as compared to 46% for the same period of 1996. Increases in payroll and related costs were primarily in the Company's Point of Sale business and in international sales offices and were required to support added sales volumes and resources required for the development, launch, and support of new products.

         Research and development expense for the nine months ended September 30, 1997 increased to $1,135,869 from $942,941, an increase of $192,928 (20%)
from the same period of 1996. Total amounts expended on research and development (including amounts expensed and amounts capitalized) was $2,289,550 and $1,766,026 for the nine months ended September 30, 1997 and 1996, respectively, as the Company is continuing to add resources to the development and support of new software products.

         Depreciation and amortization expense for the nine months ended September 30, 1997 increased to $1,246,237 from $1,170,912 for the same period of 1996, an increase of $75,325 (6%).

         Dividends and other income for the nine months ended September 30, 1997 was $868,406 as compared to $984,568 for the same period of 1996, a decrease of $116,162 (12%). In the nine months ended September 30, 1997, the Company has liquidated a major portion of it's investment in marketable securities and used the proceeds to repay amounts previously borrowed against these assets.

         Interest expense for the nine months ended September 30, 1997 decreased to $311,532 from $431,463 for the same period of 1996, a decrease of $119,931 (28%). This decrease was primarily the result of the repayment of amounts previously borrowed against the Company's investment portfolio.

         The Company conducts its worldwide operations through separate geographic area organizations which represent major markets or combinations of related markets. Transfers between markets are valued at cost. Financial information by geographic area for the nine months ended September 30, 1997 and 1996 is summarized as follows:

                                                         Nine months ended September 30,
                                                 ------------------------------------------------
                                                    1997                                 1996
                                                    ----                                 ----
Net revenues(1):
  Domestic                                       $24,116,992                          $23,981,463
  Canada                                           4,377,989                            3,876,688
  Pacific Region                                   8,989,574                            6,089,812
  Europe                                           3,711,369                            4,020,905
                                                 -----------                          -----------
Consolidated net revenues                        $41,195,924                          $37,968,868
                                                 -----------                          -----------

Net income (loss):
  Domestic                                       $(1,228,226)                          $1,928,192
  Canada                                              77,906                              219,175
  Pacific Region                                         187                             (129,951)
  Europe                                            (494,695)                            (276,819)
                                                 -----------                          -----------
Consolidated net income (loss)                   $(1,644,828)                          $1,740,597
                                                 -----------                          -----------

(1) Sales between geographic areas and export sales are not material.

         The Company had a net deferred tax asset amounting to $2,099,753 net of valuation allowances of $7,317,876 at September 30, 1997 and $6,968,476 at December 31, 1996. The valuation allowance was increased in the nine months ended September 30, 1997 by $349,400 and was decreased in the nine months ended September 30, 1996 by $2,328,256 reflecting the Company's estimate of the valuation allowance necessary to adjust the net deferred tax asset to the net recoverable amount. As a result, the income statements for the nine months ended September 30, 1997 and 1996 do not reflect any income tax provision on the pre-tax operating results for those periods. The realizability of this deferred tax asset is contingent upon a number of factors including the ability of the Company to maintain a level of operations that will generate taxable income. Management believes that it is more likely than not that it will generate taxable income sufficient to realize a portion of the tax benefits associated with net operating losses and tax credit carryforwards prior to their expiration. This belief is based upon the fact that the Company had taxable income in 1996 and expected profits in the next several years resulting from current efforts to develop new products.

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

         At September 30, 1997, the Company's cash and cash equivalents increased to $7,631,706 from $2,503,475 at December 31, 1996, an increase of $5,128,231. This increase was primarily the result of net cash provided by liquidations of the Company's investment in marketable securities which were reinvested as of September 30, 1997 in commercial paper. Since the Company operates in a number of countries, cash is maintained by the various operating subsidiaries in the local currencies of these countries for the purpose of paying expenses as they are due.

         The Company maintains a portfolio of short-term investments (primarily in the form of preferred stocks) which may be used for the purpose of providing liquidity. At September 30, 1997, the Company's short-term investment portfolio, valued at market, decreased to $2,759,693, from $12,393,411 at December 31, 1996, primarily as the result of the sale of certain assets.

         At September 30, 1997, accounts receivable decreased to $7,366,621, from $12,995,894 at December 31, 1996 representing primarily amounts collected from customers for annual support agreements. As is customary in the Company's business, support revenues are billed and collected in advance for periods of one to twelve months, resulting in year end balances of accounts receivable being significantly higher than balances at other times during the year. The Company's gross accounts receivable includes hardware and software support contracts as well as amounts due on system installations. The Company records a provision for amounts which it estimates may ultimately be uncollectible from customers.

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

         In April 1997, the Company obtained a credit facility in the amount of $3,000,000 secured by domestic receivables, inventory and equipment. At September 30, 1997, borrowings under this facility were $500,000 and bear interest at the banks prime rate plus one percent (9.5% at September 30, 1997) and is used to provide working capital.

         The backlog of hardware and software orders at September 30, 1997 is expected to be filled within one year and amounted to $7,700,000.

         The Company's ability to develop and expand its presence in the hospitality industry and expand existing business lines for its other markets depends, in a large part, on the availability of adequate funds. Management expects that to meet customer demands, it must continue to invest in the development of the Company's software products at levels generally consistent with those of the past two years. To finance these needs, the Company will rely primarily on operating cash flow over the next several years together with currently available working capital. Nonetheless, if technological changes render the Company's products uncompetitive or obsolete, or, if the Company continues to incur operating losses, additional capital may be required. There can be no assurance that additional financing will be available when needed, or, if available, that it can be obtained on terms satisfactory to the Company. Management believes that anticipated revenues from operations together with available capital will be sufficient to support the anticipated operating and capital requirements of the Company for at least twelve months.

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

FORWARD-LOOKING STATEMENTS

         The foregoing discussion and the Company's consolidated financial statements contain certain forward-looking statements that involve risks and uncertainties, including the following: (i) the realizability of deferred tax assets which is contingent upon a number of factors including the ability of the Company to achieve a level of operations that will generate taxable income,
(ii) the expected useful lives of intangible assets such as purchased and capitalized software and goodwill, (iii) management's belief that in order to be profitable, it must continue to increase sales and improve productivity relating to selling, general, and administrative expenses, (iv) management's belief that it must increase its distribution channels and introduce additional developed or acquired competitive products in its current market segment in order to increase sales, (v) the expectation that the Company must continue to invest in the development of software products at levels generally consistent with those of the past two years in order to meet customer demands, (vi) the adequacy of operating cash flows over the next several years together with currently available working capital to finance the growth needs of the Company,
(vii) rapidly changing technology, accelerated product obsolescence and rapidly changing industry standards in the market for the Company's products, resulting in the need to update products and introduce new products and services in a timely manner to meet evolving customer requirements. As a result, the Company's actual results could differ materially from the results discussed in the forward-looking statements.

ITEM 3.           QUALITATIVE AND QUANTITATIVE INFORMATION ABOUT MARKET RISK

         Not applicable

PART II-OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

                           None

         ITEM 2.  CHANGES IN SECURITIES

                           None

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                           None

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           None

         ITEM 5.  OTHER INFORMATION

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

                                     SULCUS HOSPITALITY TECHNOLOGIES CORP.
                                     (Formerly Sulcus Computer Corporation)

         DATE: November 13, 1997     BY: /s/ H. Richard Howie
                                         -------------------------------------
                                         Chief Financial Officer
                                         (Mr. Howie is the Principal Financial
                                         Officer and has been duly authorized
                                         to sign on behalf of the Registrant)