Form 10-K
period 1997-12-31
SULCUS HOSPITALITY TECHNOLOGIES CORP
filed 1998-03-31
CIK 726712

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 ---------------
                                    FORM 10-K
(Mark One)
[ X ]    ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
           OF 1934
                   For the fiscal year ended December 31, 1997

                                       OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934
                   For the transition period from           to
                                                  ---------    ---------
                         COMMISSION FILE NUMBER 0-13226

                                 ---------------

                      SULCUS HOSPITALITY TECHNOLOGIES CORP.
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

                                 (724) 836-2000
              (Registrant's telephone number, including area code)

                                 ---------------

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
                                                              no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      -----    -----
As of March 24, 1998, 17,059,152 shares of Common Stock were outstanding. The aggregate market value of shares held by non-affiliates as of March 24,1998 was $37,749,077 based on the closing price of the Common Stock on the American Stock Exchange on that date.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            ------

PART I

ITEM 1. BUSINESS

GENERAL

         Sulcus Hospitality Technologies Corp. (formerly Sulcus Computer Corporation) develops, manufactures, markets and installs computerized systems designed to automate the creation, handling, storage and retrieval of information and documents. The Company designs its systems primarily for the hospitality industry. The Company's sales practices are currently systems oriented (rather than individual sales of hardware or software) toward the vertical marketing of its integrated products. Systems include a network of hardware, software and cabling as well as stand alone systems for which the hardware and software are not separately sold. The Company's systems are offered together with full services, training, maintenance, and support. The Company has installed systems throughout North and South America, Europe, Africa, Asia and Australia. Customers include property management companies, condominiums, hotels, motels, restaurants, resorts, country clubs and cruise lines.

         The Company is a Pennsylvania Corporation incorporated on November 5, 1979 and adopted its present name in August 1997. The Company's principal offices are located at Sulcus Centre, 41 North Main Street, Greensburg, Pennsylvania 15601. Its telephone number at such address is 724-836-2000. Unless the context indicates otherwise, references herein to the Company or to Sulcus refer to Sulcus Hospitality Technologies Corp. and its wholly owned subsidiaries.

HISTORICAL DEVELOPMENT

         The Company provides its customers with computer systems which include hardware, software, training, maintenance and support. The Company's sales practices and trends are currently oriented to sales of systems and to the vertical marketing of its integrated products for the worldwide hospitality industry.

         This industry was chosen because it represents, in management's opinion, large vertical business markets. The Company has grown by way of expanded research and development, as well as growth through acquisitions, mergers, joint ventures and similar alliances. Sulcus has pursued acquisition opportunities which created additional market opportunities for existing products, had products that complemented or expanded existing product lines, and created additional product distribution channels. Much of Sulcus' business is conducted through subsidiaries, most of which were acquired by the Company.

         The Company's acquisitions have included Lodgistix Inc. (1991), NRG Management Systems Inc. (1992) and Senercomm, Inc. (1997) which are developers of technology solutions focused in the lodging industry and Squirrel Companies, Inc. (1992) which is a developer of technology solutions focused in the restaurant industry. Additionally, the Company has acquired direct sales offices which sell and support the full range of the Company's products through the purchase of JBA (HK) Ltd. (1992), JBA Singapore Pte. Ltd. (1992), Techotel AG (1993) and Lodgistix Scandinavia A.S. The Company also established a direct sales office in Sydney, Australia (1991) which sells and supports the full range of the Company's products.

         In December 1997, the Company purchased Senercomm, Inc. (Senercomm) for approximately $2.2 million. Senercomm designs, manufactures and sells in-room information systems which are used to gather guest data and environmentally control the condition maintained within a hotel room. The purchase price consisted of $.5 million of Sulcus Common Stock, $.5 million of cash, and the balance of $1.2 million payable in three equal annual installments including interest at the rate of 8%. The acquisition was accounted for as a purchase and, accordingly, the balance sheet of Senercomm was included in the consolidated financial statements of the Company at December 31, 1997 and the results of operations of Senercomm will be consolidated with those of the Company beginning January 1, 1998. The purchase price was assigned to identifiable assets of working capital ($.2 million) and purchased software ($2.0 million).

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

PRODUCTS

         HARDWARE
         Sulcus markets computer systems consisting of hardware, software, training and ongoing support. The hardware platform utilized by the Company's property management products can be obtained from Sulcus or from elsewhere, either from a manufacturer with whom Sulcus has a value-added remarketing agreement (whereby Sulcus purchases such hardware at a discount) or from a completely independent supplier. The hardware platform utilized by the Company's point-of-sale systems is manufactured by the Company from commercially available computer components.

         In the event of a purchase in which Sulcus supplies hardware, software and training, Sulcus offers a Hardware Service Agreement for the maintenance of the equipment. In certain circumstances the hardware supplier provides the equipment maintenance with no revenue accruing to Sulcus. Sulcus performs certain remanufacturing and assembly operations at its own Wichita, Kansas and Vancouver, Canada facilities. Sulcus is not dependent on a specific manufacturer or supplier for its components or systems.

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

         LODGING AUTOMATION SOFTWARE
         LANmark is the Company's proprietary software which uses local area network technology and is designed for managing hotels ranging in size from 150 to more than 2,000 rooms. Customers can purchase different modules of this system to meet their specific needs including front office operations, back office accounting functions, credit card authorization, group room sales, and meeting/function space and event planning.

         wINNmaxX is an easy-to-use, Windows-based Front Office system designed specifically for the small properties such as bed & breakfasts, small hotels, inns, highway properties and specialty chains. wINNmaxX offers the management power of a large luxury resort or grand hotel scaled system to special property needs. Features include a flexible rate structure, pre-defined and custom reports capabilities, folio history, corporate account tracking and travel agent tracking as well as many others. wINNmaxX is designed to be customer-friendly and require only nominal support by the user.

         CIRIS I is the Company's proprietary centralized in-room information system which consists of energy and room management software with applications for HVAC management, in-room safes, mini-bar, maid status and room occupancy and security.

         HOTELtrieve is a licensed information archival and retrieval system tailored to hospitality industry requirements. This system allows the accurate capture and faithful reproduction of all archivable information. This system provides storage for up to one million pages on a single disc and gives the benefits of reduced storage and retrieval costs, shortened access time, distribution of information to multiple locations and integration with existing customer electronic systems.

         wINNfinity is a proprietary program designed for automating hotels, using a new concept for the hospitality industry. The product design allows the most frequently used tasks to be accomplished on a single screen thus enhancing staff productivity. Developed for Microsoft(R) Windows NT(R) platform, wINNfinity includes the typical Property Management functions of Front Office as well as Attribute Inventory Manager (AIM) that tracks an unlimited number of room type attributes.

         SensorStat and innPULSE are the Company's proprietary centralized in-room systems which consist of energy and room management software with applications for HVAC management, in-room safes, mini-bar, maid status and room occupancy and security.

         RESTAURANT AUTOMATION SOFTWARE
         Squirrel Restaurant Management System offers complete automation of full-service restaurant operations. This proprietary system automates order-entry, credit card processing, labor cost management, time and attendance, food and beverage management and data transfer.

         Squirrelite is proprietary software for restaurant operations similar to the Squirrel Restaurant Management System but intended for smaller installations.

         HOSPITALITY INFORMATION MANAGEMENT

         The Company's Legacy Solution consolidates data from multiple management systems and transforms it into the information that hoteliers and restaurateurs can use to perform business, marketing and operational analysis. The product collects data from diverse systems and locations, stores the data and allows management to compile and analyze the data for strategic applications. Management believes that its customers that use the Legacy Solution are in a position to build comprehensive business and marketing plans, execute those plans, measure the results, and fine tune them for the competitive advantage.

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

         Updates are made available without charge to those customers who have purchased support or service agreements. Additionally, formally organized user groups exist to provide input and suggestions on new features and modules for products. These groups have periodic meetings and provide significant user information for new product development. Neither the Company nor any of its principal business units is dependent upon a single group of customers or a few customers, the loss of any one or more of which would have a material adverse effect on the Company or any of its principal business units.

MARKETS

         Sulcus offers systems consisting of hardware, software, supplies, training, maintenance and support to the hospitality industry. These systems are installed throughout North and South America, Europe, Africa, Australia and Asia. Customers include property management companies, condominiums, hotels, motels, restaurants, resorts, country clubs and cruise lines.

         The Company markets its systems through more than 80 locations in over 20 countries. These include locations maintained by the Company as sales offices as well as locations of distributors. Customer assistance and support services are generally offered 24 hours a day. The Company has generally had good experience in utilizing its internal resources as well as distributors to market and sell its products and services. Utilizing distributors allows the Company to take advantage of established operations, eliminate office start-up costs, and control costs associated with sales and marketing. Management intends to continue to build the Company's customer and product bases through current channels and to pursue strategic growth through acquisitions, mergers, joint ventures or other alliances.

         Financial information about foreign and domestic operations and export sales are described in the Company's financial statement and notes thereto which are included herein.

TRAINING

         Training of users is performed by employees of Sulcus who are themselves required to go through a Company training program and occasionally by distributors familiar with the business function of the user. Sulcus also trains its personnel in applying the use of teaching techniques to user requirements. Users are taught to customize the output for their specific needs. Sulcus conducts training at its offices and at customers' sites.

MARKETING

         Sulcus utilizes Company owned locations and distributors for the sales of its systems. The Company owned locations account for the majority of Sulcus' sales and are located throughout the United States and in Australia, China, The Philippines, Singapore, Switzerland, United Kingdom, Norway, Malaysia and Canada. Sales personnel are employees of the Company and sell Sulcus products directly to end-users and do not represent any other companies. The Company's compensation arrangements with its sales employees generally provide for a commission based on sales performance. Managers engaged in sales activities are compensated by a combination of salary and commission. Distributors are compensated by means of a discount on the purchase price which varies with products offered and to a lesser extent, the territory assigned. The Company sets minimum sales quota requirements for its sales employees and during the past three fiscal years the Company has terminated sales employees and distributors for failing to meet such requirements. The Company is not materially dependent upon any individual or group of sales employees or distributors.

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

         Management believes that compared to competitive products, Sulcus products are not only superior in feature and function, but in connectivity and integration to other products. Sulcus differentiates itself in the hospitality marketplace in two ways. First, Sulcus utilizes a state-of-the-art development platform for its software products which allows the Company to implement its systems on currently available operating platforms. These software development platforms are flexible and easy to modify, allowing customization of application programs to meet the specific needs of customers and provide less expensive enhancements to the system over time. The Company's internal labor costs are also reduced because of the efficient manner in which its programs can be created and modified. Second, Sulcus offers a complete family of products to the hospitality industry. Management believes that support is fundamental to the continued business relationship with Sulcus' customers and that its software support is among the industry's leaders. See "Business--Product Support Services."

PRODUCT PROTECTION

         Sulcus regards its software and application systems as proprietary and generally relies on a combination of trade secret laws, copyrights, contracts and internal and external nondisclosure safeguards to protect its products. Each of the contracts under which customers use Sulcus' products contain restrictions on using, copying and transferring the products, and prohibit their disclosure to other parties. Despite these restrictions, it may be possible for users or competitors to copy aspects of the products or to obtain information that Sulcus considers as trade secrets. Sulcus believes that any copies so obtained have limited value without access to the product source code which is kept highly confidential. Additionally, many of Sulcus' products contain software and hardware security devices to prevent unauthorized use or copying. Because of the uncertain enforcement of Sulcus' proprietary rights in foreign countries, most products distributed internationally use internal copy protection methods. Only certain aspects of computer software can be patented, and existing copyright laws afford limited practical protection. Sulcus has not patented any of its products although it may seek patent protection for future products." In connection with it acquisition of Senercomm, Inc. Sulcus obtained all rights to an existing patent for a HVAC control system and method. To maintain competitive advantages, Sulcus believes that rapid technological changes in the computer industry places greater emphasis on the knowledge and experience of its personnel and their ability to develop, enhance and market new products, than on patent or copyright protection of technology. Accordingly, all employees are required to sign nondisclosure agreements at the time of their employment.

         Sulcus has registered in the United States or has been assigned and uses the following trademarks and service marks on its products and services, and considers each to be proprietary: SULCUS(R), LODGEMATE(R), LANmark(R), SQUIRREL(R), LODGISTIX(R), SULCLINK(R), innPULSE(R), SensorStat(R), SensorStat The Smart Controller(R), Soft Bypass(R) and PageLogic(R).

         Sulcus has the exclusive license and assignment of the trademark of COMPUSOLV(R). Sulcus has applied for, or intends to apply for Federal trademark or service mark registration for HAT...ms(TM), wINNmaxX(TM), LANEXEC(TM), HOTELTRIEVE(TM), and wINNfinity(TM). Additionally, Sulcus has registered or applications are pending for various product names in numerous foreign countries.

PERSONNEL

         As of February 28, 1998, Sulcus employed 469 persons, including 21 executives engaged in management, 65 persons in administration and finance, 123 technical personnel, 77 persons engaged in sales and marketing and 183 persons in training and product support. None of Sulcus' employees are subject to collective bargaining agreements. Sulcus believes its relations with its employees to be excellent.


ITEM 2. PROPERTIES

         Sulcus' principal executive and administrative operations are located at Sulcus Centre, 41 N. Main Street, Greensburg, Pennsylvania 15601, in a facility containing approximately 10,000 square feet. Sulcus leases these offices under several leases expiring on various dates through September 30, 2001. The annual rental commitment under these leases are $180 thousand in 1998, $104 thousand in 1999, $96 thousand in 2000, and $75 thousand in 2001.

         Lodgistix leases approximately 22,500 square feet of office space in Wichita, Kansas. The approximate monthly costs are $23 thousand, pursuant to a lease terminating January 31, 1998. Squirrel Systems of Canada, Inc., leases 21,000 square feet in Vancouver, British Columbia, Canada at an approximate monthly cost of $9 thousand under a lease terminating on October 31, 2005.

ITEM 3. LEGAL PROCEEDINGS

         Sulcus Computer Corporation, NRG Management Systems, Inc., Jeffrey S. Ratner and Frank Morrisroe were Defendants in an action filed in January 1995, in the Fort Bend County Court in Texas, by Walter Lipski, Jr. ("Lipski"), a former executive with the Company's Hospitality Group. Lipski had claimed that Defendants breached the Employment Agreement and Stock Purchase Agreement entered into between the parties. In December 1997, the Company, without admitting or denying the claims of Mr. Lipski, settled this dispute with a cash payment of $250,000. This settlement was recorded in the 1997 results of operations. Full payment of this obligation was made in January 1998.

         Suits arising in the ordinary course of business are pending against the Company and its subsidiaries. The Company cannot predict the ultimate outcome of these actions but believes they will not result in a material adverse effect on the Company's consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders of the Company held on November 14, 1997, the holders of a plurality of the voting shares of the Company's common stock voted to re-elect Leon D. Harris, David H. Adler, David W. Berkus and Robert D. Gries. In addition, (1) the holders of a majority of the votes cast approved certain amendments to the Company's Articles of Incorporation, adopted Amended and Restated By-Laws of the Company, and ratified the appointment of Crowe, Chizek and Company as the Company's auditors, and (2) the holders of a majority of the votes present or represented, in person or by proxy, and entitled to vote, approved each of the 1997 Sulcus Hospitality Technologies Corp. Employee Stock Purchase Plan, the 1997 Sulcus Hospitality Technologies Corp. Long-Term Incentive Plan, and the 1997 Sulcus Hospitality Technologies Corp. Non-Employee Directors' Stock Option Plan. The votes cast were as follows:

Proposal 1.       Election of Directors.

     Name                  For             Against

Adler, David H.         13,196,088         181,548
Berkus, David W.        13,207,574         170,062
Gries, Robert D.        13,203,976         173,660
Harris, Leon D.         13,207,440         170,196

Proposal 2        The approval of certain amendments to the Company's Articles of Incorporation and By-Laws to classify the Board of Directors into three classes.

                  For:                      8,362,643
                  Against:                  1,028,191
                  Abstain:                    242,291

Proposal 3        The approval of certain other amendments to the Articles.

                  For:                      7,864,097
                  Against:                  1,072,149
                  Abstain:                    269,930

Proposal 4        The approval of certain amendments to and a restatement of the
                  By-Laws.

                  For:                      7,904,314
                  Against:                  1,052,000
                  Abstain:                    258,882

Proposal 5        The approval of the proposed 1997 Sulcus Hospitality
                  Technologies Corp. Employee Stock Purchase Plan.

                  For:                      9,339,360
                  Against:                    985,863
                  Abstain:                    242,439

Proposal 6        The approval of the proposed 1997 Sulcus Hospitality
                  Technologies Corp. Long-Term Incentive Plan.

                  For:                      9,141,156
                  Against:                    726,429
                  Abstain:                    263,716

Proposal 7        The approval of the proposed 1997 Sulcus Hospitality
                  Technologies Corp.  Non-Employee  Directors' Stock Option
                  Plan.

                  For:                      8,827,092
                  Against:                  1,016,220
                  Abstain:                    287,991

Proposal 8        The ratification of the appointment of the auditors of the
                  Company.

                  For:                     15,385,234
                  Against:                    121,923
                  Abstain:                    147,869

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

PRICE RANGE OF SECURITIES

         Sulcus Common Stock is traded on the American Stock Exchange under the symbol SUL.

QUARTER ENDING                       HIGH              LOW

March 1998 (through March 24)        2-5/8             2-1/4

March 1997                           2-1/8             1-7/16
June 1997                            2-3/16            1-7/16
September 1997                       2-13/16           1-9/16
December 1997                        4-3/16            2-5/16

March 1996                           2-13/16           1-7/8
June 1996                            3-13/16           2-5/8
September 1996                       3-5/16            2-3/8
December 1996                        2-1/2             1-11/16


         On March 24, 1998, the high and low prices for the Common Stock were 2-3/8 and 2-3/16, respectively.

         As of March 24, 1998, there were approximately 4,041 record holders of Sulcus' Common Stock.

         The company has not paid cash dividends and does not presently contemplate paying cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

                      SULCUS HOSPITALITY TECHNOLOGIES CORP.
                            SELECTED FINANCIAL DATA
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

         The following table sets forth selected consolidated financial data of the Company for the five years ended December 31, 1993 through 1997. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere herein.

                                                        1997              1996             1995             1994              1993
                                                        ----              ----             ----             ----              ----
STATEMENT OF OPERATIONS DATA
----------------------------
Net sales                                            $53,822           $50,805          $44,693          $41,887           $47,346
Cost of goods sold and services provided              24,840            23,354           18,965           20,588            23,085
                                                     -------           -------          -------          -------           -------
Gross profit                                          28,982            27,451           25,728           21,299            24,261

Selling, general and administrative expenses(1)       28,440            23,847           22,896           24,388            21,726

Research and development                               1,501             1,398            1,199            1,597             1,878

Depreciation and amortization                          1,701             1,589            1,520            2,158             2,034

Other items(2)                                            62                --            3,434            3,663             3,207
                                                     -------           -------          -------          -------           -------

Income (loss) from operations                         (2,722)              617           (3,321)         (10,507)           (4,584)

Interest expense                                         368               571              598              556               403

Unrealized and realized (gain) loss on investments(3)    (74)               (9)          (1,462)           1,861                --

Dividend income and other                             (1,006)           (1,340)          (1,291)          (1,256)           (1,937)

Income taxes                                              --                --              203               --                --
                                                    --------           -------         --------         --------          --------

Net income (loss)                                    ($2,010)           $1,395          ($1,369)        ($11,668)          ($3,050)

PER SHARE DATA
--------------
Basic earnings (loss) per share                        ($.12)             $.08            ($.09)           ($.84)            ($.23)

Weighted average shares used in computing
    basic earnings (loss) per share                   16,842            16,720           14,720           13,872            13,509

Cash dividends                                            --                --               --               --                --

BALANCE SHEET DATA
------------------
Working capital                                      $10,507           $11,350           $5,390           $4,183            $8,643

Total assets                                          42,206            47,950           47,327           47,869            58,716

Long-term obligations                                  2,313               367               74               86               364

Stockholders' equity                                  25,488            27,318           22,894           23,087            33,373


---------------------
(1) Selling, general and administrative expenses for 1997 include costs for the settlement of severance obligations to the Company's former chairman and the Company's former president in the amount of $1,538 thousand.

(2) In 1997, the Company realized a $188 thousand gain as a result of the sale of its land title business and settled litigation for $250 thousand. In 1995 the Company wrote off $515 thousand of previously capitalized software and recorded a provision for litigation settlement of $2,919 thousand. In 1994, the Company wrote off $1,820 thousand of previously capitalized software and $337 thousand of investments in affiliates, wrote off $1,256 thousand of goodwill and recorded a provision for litigation of $250 thousand. In 1993, the Company wrote off $328 thousand of previously capitalized software, $642 thousand of investments in affiliates and recorded a provision for litigation settlements of $2,237 thousand.

(3) Prior to June 1995, the Company reported unrealized gains and losses as a component of income. On June 5, 1995, the Company restructured its investment portfolio, and as a result no longer reports unrealized gains or losses from the investment portfolio in its statement of earnings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1997 AS COMPARED TO 1996

         The Company had a net loss of ($2,010) thousand in the year ended December 31, 1997 as compared to net income of $1,395 thousand in the year ended December 31, 1996. Gross profits increased $1,531 thousand (6%) from $27,451 thousand to $28,982 thousand as the result of a $3,017 thousand increase in sales. This increase in gross margins was offset by an increase in operating expenses of $4,870 thousand and a decrease in other income items of $66 thousand. In 1997, the Company reclassified the presentation of its income statement to reflect what management believes more clearly shows the relationships between revenues and expenses and income from operations. Historical information has been reclassified to conform to this presentation. On December 31, 1997, the Company consummated the purchase of Senercomm, Inc. (Senercomm). The acquisition has been accounted for as a purchase and, accordingly, the balance sheet of Senercomm was included in the consolidated financial statements of the Company at December 31, 1997 and the results of operations of Senercomm will be consolidated with those of the Company beginning January 1, 1998.

         Net sales for the year ended December 31, 1997 were $53,822 thousand, representing an increase of $3,017 thousand (6%) when compared to net sales of $50,805 thousand for the same period of 1996. Net system sales for the year ended December 31, 1997 were $33,297 thousand as compared to $31,722 thousand for the same period of 1996, an increase of $1,575 thousand (5%) due primarily to an increase in sales of the Company's Property Management Systems, offset in part by decreases in sales of Point of Sales systems and the sale and closure of certain real estate operations. Support revenues for the year ended December 31, 1997 were $20,525 thousand as compared to $19,083 thousand for the same period of 1996, an increase of $1,442 thousand (8%) due primarily to increased installations of the Company's Property Management Systems and an increased base of Point of Sale installations. Support revenues are billed and collected in advance for periods of one to twelve months and are recognized as support revenues ratably over the contract period. Sales by offices and to distributors of the Company were $45,045 thousand (84%) and $8,777 thousand (16%), respectively, of net sales for the year ended December 31, 1997 as compared to $41,802 thousand (82%) and $9,003 thousand (18%) for the comparable 1996 period.

         Cost of goods sold for the year ended December 31, 1997 increased to $24,840 thousand from $23,354 thousand, an increase of $1,486 thousand (6%) from the comparable 1996 period. Cost of goods sold as a percentage of net sales was 46% for both of the years ended December 31, 1997 and 1996. Gross margins of the Company increased to $28,982 thousand from $27,451 thousand, an increase of $1,531 thousand (6%) over the same period of 1996, due to increased sales levels, additional costs paid for hardware and reduced amortization costs on capitalized software. Cost of system sales for the year ended December 31, 1997 was $21,100 thousand (63% of system sales) as compared to $19,598 thousand (62% of system sales) for the same period of 1996, an increase of $1,502 thousand (8%), due primarily to increased sales levels. The Company includes the amortization of capitalized software costs in Systems Cost of Sales. During 1997, amortization was completed on certain software products, representing the completion of the estimated useful lives of the products. Software amortization costs in 1997 as compared to 1996 were therefore reduced by $955 thousand. The hardware component of the Company's sales increased 4% in 1997 as compared to 1996, however, the related costs of this hardware increased 15%. Cost of support for the year ended December 31, 1997 was $3,740 thousand (18% of support revenues) as compared to $3,756 thousand (20% of support revenues) for the same period of 1996, a decrease of $16 thousand (less than 1%).

         Total operating expenses increased $4,870 thousand in 1997 when compared to 1996 in the areas of selling, general, and administrative ($4,593 thousand), research and development ($103 thousand), depreciation and amortization ($112 thousand). Also included in operating expenses is a gain on the sale of the Company's land title business of $188 thousand and a $250 thousand provision for the settlement of litigation. Total operating expenses were 59% of net sales in 1997 as compared to 53% of net sales in 1996.

         Selling, general and administrative expenses increased $4,593 thousand (19%) in 1997 when compared to 1996. For the year ended December 31, 1997, these expenses were $28,440 thousand as compared to $23,847 thousand in 1996. Selling, general, and administrative expenses as a percentage of net sales was 53% for the year ended December 31, 1997 as compared to 47% for the same period of 1996. The increase in selling, general and administrative expenses is primarily the result of severance costs for the Company's former chairman and the Company's former president of $1,538 thousand, increases in payroll and related costs of $1,087 thousand, increases in advertising related costs of $589 thousand and increases in travel and related costs of $392 thousand. Excluding severance, the increases in payroll and related costs were primarily in the Company's Point of Sale business and in international sales offices. Increases in payroll, advertising and travel costs represent the expansion of the Company's distribution channels as well as increased expenses for the marketing and support of new products.

         Research and development expense for the year ended December 31, 1997 increased to $1,501 thousand from $1,398 thousand an increase of $103 thousand (7%) over the same period of 1996. Total amounts expended on research and development (including amounts expensed and amounts capitalized) was $3,069 thousand and $2,499 thousand for 1997 and 1996, respectively.

         Depreciation and amortization expense for the year ended December 31, 1997 increased to $1,701 thousand from $1,589 thousand for the same period of 1996, an increase of $112 thousand (7%).

         Effective September 30, 1997, the Company sold its land title subsidiary for cash. The sale resulted in a gain on disposal of $188 thousand, representing the difference between the sales price and the net assets of the subsidiary, less costs of disposal. The impact of this disposal on gross margins, operating expenses and net loss was not material. In the fourth quarter, the Company accrued $250 thousand for the settlement of disputes which arose in 1995 with regard to the purchase of the Company's NRG Management Systems, Inc. subsidiary and the employment agreement with that Company's former owner.

         Other income and expense consists of interest expense, realized and unrealized gains and losses on short-term investments and dividends and other income. Interest expense for the year ended December 31, 1997 decreased to $368 thousand from $571 thousand for the same period of 1996, a decrease of $203 thousand (36%) due to reduced borrowings. Dividends and other income for the year ended December 31, 1997 was $1,006 thousand as compared to $1,340 thousand for the same period of 1996, a decrease of $334 thousand (25%) due to the liquidation of invested balances to repay borrowings.

         The Company had a net deferred tax asset amounting to $2,100 thousand, net of valuation allowances of $8,802 thousand at December 31, 1997 and $6,969 thousand at December 31, 1996. The valuation allowance was increased in the year ended December 31, 1997 by $1,833 thousand reflecting the Company's estimate of the valuation allowance necessary to reduce the net deferred tax asset to the net recoverable amount. As a result, the income statement for the year ended December 31, 1997 does not reflect any income tax provision on the pre-tax operating results for that period. The realizability of this deferred tax asset is contingent upon a number of factors including the ability of the Company to maintain a level of operations that will generate taxable income. Management believes that it is more likely than not that the Company will generate taxable income sufficient to realize a portion of the tax benefits associated with net operating losses and tax credit carryforwards prior to their expiration. This belief is based upon the actual results achieved in 1995, 1996 and 1997 and the Company's view of expected profits in 1998 and the next several years. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a non-cash charge to expense. However, if the Company achieves sufficient profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a non-cash credit to income.

1996 AS COMPARED TO 1995

         The Company had net income of $1,395 thousand in the year ended December 31, 1996 as compared to a loss of ($1,369) thousand in the year ended December 31, 1995 on sales which increased by $6,112 thousand (14%) for these same periods. In 1995, the Company reported unrealized gains on its investment portfolio of $1,462 thousand and expenses related to the write-off of assets of $515 thousand and litigation settlement $2,919 thousand. When eliminating these amounts for the purpose of comparability, the Company showed an improvement on earnings from $603 thousand to $1,395 thousand, a change of $792 thousand. The Company's results for the year ended December 31, 1996 improved over those for the same period of 1995 primarily as a result of improvements in margins of $1,723 thousand partially offset by increases in selling, general and administrative costs of $951 thousand.

         Net sales for the year ended December 31, 1996 were $50,805 thousand, representing an increase of $6,112 thousand (14%) when compared to net sales of $44,693 thousand for the same period of 1995. Net system sales for the year ended December 31, 1996 were $31,722 thousand as compared to $27,645 thousand for the same period of 1995, an increase of $4,077 thousand (15%). This increase was due primarily to increased sales of the Company's Point of Sale Systems and the delivery of systems under significant contracts by the Company's Singapore and Hong Kong sales offices. Support revenues for the year ended December 31, 1996 were $19,083 thousand as compared to $17,048 thousand for the same period of 1995, an increase of $2,035 thousand (12%) due primarily to an increased base of point-of-sale installations in 1995 and 1996. Support revenues are billed and collected in advance for periods of one to twelve months and are recognized as support revenues ratably over the contract period. Sales by offices and to distributors of the Company were $41,802 thousand (82%) and $9,003 thousand (18%), respectively, of net sales for the year ended December 31, 1996 as compared to $35,778 thousand (80%) and $8,915 thousand (20%) for the comparable 1995 period.

         Cost of goods sold for the year ended December 31, 1996 increased to $23,354 thousand from $18,965 thousand, an increase of $4,389 thousand (23%) from the comparable 1995 period. Cost of goods sold as a percentage of net sales increased for the year ended December 31, 1996 to 46%, as compared to 42% for the same period of 1995. Gross margins of the Company increased to $27,451 thousand from $25,728 thousand, an increase of $1,723 thousand (7%) over the same period of 1995, due primarily to increases in the Company's domestic point-of-sale systems which were partially offset by decreases in the margins of the domestic property management subsidiary. Cost of system sales for the year ended December 31, 1996 was $19,598 thousand (62% of system sales) as compared to $15,459 thousand (56% of system sales) for the same period of 1995, an increase of $4,139 thousand (27%), due primarily to the mix of software and hardware sales. The cost of sale components for hardware sales is higher than that for software sales. Cost of support for the year ended December 31, 1996 was $3,756 thousand (20% of support revenues) as compared to $3,506 thousand (21% of support revenues) for the same period of 1995, an increase of $250 thousand (7%).

         When eliminating the effect of the 1995 write-off of previously capitalized software costs ($515 thousand) and the 1995 provision for litigation settlement ($2,919 thousand) for the purposes of comparability, total operating expenses increased $1,219 thousand in 1996 when compared to 1995. These increases were in the areas of selling, general, and administrative expenses ($951 thousand), research and development ($199 thousand), and depreciation and amortization ($69 thousand). Total operating expenses were 53% of net sales in 1996 as compared to 65% of net sales in 1995 (57% of sales if the write-off of previously capitalized software and the provision for litigation settlement are removed).

         For the year ended December 31, 1996, selling, general and administrative expenses were $23,847 thousand as compared to $22,896 thousand in 1995, an increase of $951 thousand (4%). Selling, general, and administrative expenses as a percentage of net sales was 47% for the year ended December 31, 1996 as compared to 51% for the same period of 1995. The increase in selling, general and administrative expenses is primarily on the areas of payroll and related costs ($880 thousand ) and bad debt expense ($280 thousand). Increases in payroll and related costs represent the expansion of the Company's distribution channels as well as increased expenses for the marketing and support of new products.

         Research and development expense for the year ended December 31, 1996 increased to $1,398 thousand from $1,199 thousand an increase of $199 thousand (17%) over the same period of 1995. Total amounts expended on research and development (including amounts expensed and amounts capitalized) was $2,499 thousand and $2,202 thousand for 1996 and 1995, respectively.

         Depreciation and amortization expense for the year ended December 31, 1996 increased to $1,589 thousand from $1,520 thousand for the same period of 1995, an increase of $69 thousand (5%).

         Other income and expense consists of interest expense, realized and unrealized gains and losses on short-term investments and dividends and other income. Interest expense for the year ended December 31, 1996 decreased to $571 thousand from $598 thousand for the same period of 1995, a decrease of $27 thousand (4%). Dividends and other income for the year ended December 31, 1996 was $1,340 thousand as compared to $1,291 thousand for the same period of 1995, an increase of $49 thousand (4%).

         The Company had a net deferred tax asset amounting to $2,100 thousand, net of valuation allowances of $6,969 thousand at December 31, 1996 and $10,534 thousand at December 31, 1995. The valuation allowance was decreased in the year ended December 31, 1996 by $3,565 thousand reflecting the Company's estimate of the valuation allowance necessary to reduce the net deferred tax asset to the net recoverable amount. As a result, the income statement for the year ended December 31, 1996 does not reflect any income tax provision on the pre-tax operating results for that period.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity is primarily dependent upon its ability to generate sufficient working capital through profitable operations. Management believes that in order to achieve sustained profitability, it must continue to increase sales and improve productivity related to selling, general and administrative expenses. In order to increase sales, the Company believes that it must increase its distribution channels and introduce additional developed or acquired competitive products in its current market segment.

         Current short-term capital needs will be funded primarily through internal working capital and anticipated operating revenues from new sales, continuing and new support services revenue, and a backlog of orders received and pending. Total amounts which could have been borrowed under the Company's line of credit were $2 million at December 31, 1997, of which $1.3 million was outstanding at that date. Subsequent to year end, the Company repaid amounts outstanding under the line of credit of $1,300 thousand.

         At December 31, 1997, Sulcus' cash and cash equivalents increased to $8,894 thousand from $2,503 thousand at December 31, 1996, an increase of $6,391 thousand. This increase was primarily the result of cash provided by liquidations of the Company's investment of marketable securities which were reinvested in commercial paper at December 31, 1997. At December 31 1996, the Company had short-term investment of $12,393 thousand and outstanding borrowings under a margin agreement for these short-term investments of $5,827 thousand. During 1997, substantially all of these investments were liquidated and the margin account repaid leaving $6,000 thousand which is invested at December 31, 1997 in commercial paper with maturities of three months or less. This commercial paper is classified as a cash equivalent. Since the Company operates in a number of countries, cash and cash equivalents are maintained by the various operating subsidiaries in the local currencies of these countries for the purpose of paying expenses as they are due.

         At December 31, 1997, accounts receivable were $11,256 thousand as compared to $12,997 thousand a year earlier. The Company's gross accounts receivable includes hardware and software support contracts as well as amounts due on system installations. The Company records a provision for amounts which it estimates may ultimately be uncollectible from customers. The allowance for uncollectible accounts decreased at December 31, 1997 to $1,785 thousand as compared to $1,913 thousand at December 31, 1996, due to improved collections of accounts receivable.

         The Company purchases computer hardware and other equipment from vendors under open accounts payable for the purpose of including these items in systems sold to customers. Hardware and equipment are readily available in the marketplace and therefore it is not necessary for the Company to maintain large quantities of inventories to meet customer needs. Inventories of computers, computer components and computer peripherals increased to $3,261 thousand at December 31, 1997 as compared to $2,614 thousand a year earlier primarily in the Company's Point of Sale business. Accounts payable decreased to $2,645 thousand at December 31, 1997 as compared to $3,948 thousand a year earlier.

         The Company leases facilities under operating lease agreements of varying terms. Properties and equipment consist of leasehold improvements and equipment used in the conduct of business. Property and equipment, net of accumulated depreciation and amortization, was $2,142 thousand at December 31, 1997 as compared to $2,473 thousand a year earlier.

          At December 31, 1997, the Company had long-term borrowings (including current and noncurrent portions) of $2,313 thousand, primarily related to acquisition debt for a subsidiary and severance obligation to the Company's former chairman of the board.

         The backlog of hardware and software orders at December 31, 1997 is expected to be filled within one year and amounted to $7,900 thousand.

         For the years ended December 31, 1997, 1996 and 1995, 42%, 36% and 33%, respectively, of the Company's consolidated sales were derived from customers outside of the United States. Substantially all of the Company's sales outside of the United States are billed and collected in functional currencies of that subsidiary. The costs of point-of-sale systems sold by the Company's foreign subsidiaries are denominated in United States Dollars. Substantially all other operating expenses of these subsidiaries are incurred in the functional currency of that subsidiary. Consequently, sales of point-of-sale and reported financial results are affected by changes in foreign currencies against the U.S. dollar. To demonstrate the impact of changes in foreign currencies against the U.S. dollar, the following summarizes the changes in sales and net income had exchange rates in effect for 1995 been applicable to 1997 and 1996 (in thousands of dollars):

                           Pro-Forma results using 1995 Currency Exchange Rates
                           ----------------------------------------------------
                                   1997 Results      1996 Results
                                   ------------      ------------
Sales                                   $54,775           $50,710
Net Income                              ($2,018)           $1,391

         Since December 31, 1997 the U.S. Dollar has generally strengthened against functional currencies of the Company's subsidiaries, primarily those in Australia and Singapore. Had the rates at February 28, 1998 been in effect in 1997, reported sales would have been reduced by $1.3 million, however, net income would not be materially impacted.

         The Company's ability to develop and expand its presence in the hospitality industry and expand existing business lines for its other markets depends, in a large part, on the availability of adequate funds. Management expects that to meet customer needs, it must continue to invest in the development of the Company's software products at levels consistent with those of the past two years. To finance these needs, the Company will rely primarily on operating cash flow over the next several years together with currently available working capital and its line of credit. Nonetheless, if technological changes render Sulcus' products uncompetitive or obsolete, or, if the Company incurs operating losses, additional capital may be required. There can be no assurance that any financing will be available when needed, or, if available, that it can be obtained on terms satisfactory to the Company. Management believes that available revenue from operations together with available capital and lines of credit will be sufficient to support the anticipated operating and capital requirements of the Company for at least twelve months.

         In furtherance of the Company's strategy of acquisition of computer software products or companies that complement or expand existing business lines, the Company intends to continue its efforts to acquire additional businesses or software products and/or to create joint ventures related to existing businesses for this purpose. On December 31, 1997, the Company consummated the purchase of Senercomm, Inc. (Senercomm) for $2,174 thousand. The purchase price consisted of $500 thousand of Sulcus Common Stock at $2.60 per share, $500 thousand cash paid at the closing, and the balance of $1,174 thousand payable in three equal annual installments including interest at the rate of 8%.

         Certain lawsuits arising in the ordinary course of business are pending against the Company and its subsidiaries. The Company believes that the ultimate outcome of these actions will not result in a material adverse effect on the Company's consolidated financial position, results of operations and liquidity.

FORWARD-LOOKING STATEMENTS

         The foregoing discussion and the Company's consolidated financial statements contain certain forward-looking statements that involve risks and uncertainties, including the following: (i) the realizability of deferred tax assets which is contingent upon a number of factors including the ability of the Company to achieve a level of operations that will generate taxable income, (ii) the expected useful lives of intangible assets such as purchased and capitalized software and goodwill, (iii) management's belief that in order to be profitable, it must continue to increase sales and improve productivity relating to selling, general and administrative expenses, (iv) management's belief that it must increase its distribution channels and introduce additional developed or acquired competitive products in its current market segment in order to increase sales, (v) the expectation that the Company must continue to invest in the development of software products at levels generally consistent with those of the past two years in order to meet customer demands, (vi) the adequacy of operating cash flows over the next several years together with currently available working capital to finance the growth needs of the Company, (vii) rapidly changing technology, accelerated product obsolescence and rapidly changing industry standards in the market for the Company's products, resulting in the need to update products and introduce new products and services in a timely manner to meet evolving customer requirements (viii) the impact of foreign exchange on the reported results. As a result, the Company's actual results could differ materially from the results discussed in the forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Consolidated financial statements and the Report of Independent Auditors thereon are listed under Item 14(a) (1) of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

         None

PART III

ITEMS 10 THROUGH 13.

         In accordance with the provisions of General Instruction G to Form 10-K, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is not set forth herein. Reference is made to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this annual report for such information. Such information is incorporated in this annual report by reference, except for the information required to be included in the Proxy Statements by paragraphs (i),
(k) and (l) of Item 402 of Regulations S-K.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.       FINANCIAL STATEMENTS

                  *        REPORT OF INDEPENDENT AUDITORS
                  *        CONSOLIDATED BALANCE SHEETS - Years Ended December 31, 1997 and 1996
                           CONSOLIDATED STATEMENTS OF OPERATIONS - Years ended December 31, 1997, 1996 and 1995
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - Years ended December 31, 1997, 1996 and 1995
                  *        CONSOLIDATED STATEMENTS OF CASH FLOWS - Years ended  December 31, 1997, 1996 and 1995
                  *        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         2.       FINANCIAL STATEMENT SCHEDULES ATTACHED HERETO ARE AS FOLLOWS:

                  Schedule VIII - Valuation and Qualifying Accounts, page F-20

                  All other Schedules are omitted since the required information is not present in amount sufficient to require submission of the Schedules, or because the information is included in the Consolidated Financial Statements and Notes thereto.

         3.       EXHIBITS INDEX

         (2)(a)            Stock Purchase Agreement and Plan of Reorganization among Sulcus, NRG and shareholders of NRG(4)

         (3)(a)            Articles of Incorporation as Amended(7)
            (b)            Certificate of Amendment to Articles of Incorporation(7)
            (c)            Amended and Restated By-Laws(7)

         (4)(a)            Form of Common Stock Certificate(1)
            (b)            Form of Preferred Stock Certificate(5)
            (c)            Rights Plan(8)

        (10)(a)            Incentive Stock Option Plan, as amended(2)
            (a)(i)         Form of 1991 Incentive Stock Option Plan as amended(3)
            (b)            Director's Stock Option Plan(2)
            (b)(ii)        Form of 1991 Directors Stock Option Plan as amended(3)
            (c)            Form of Incentive Stock Option Agreement(2)
            (d)            Form of Directors Stock Option Agreement(2)
            (e)            Form of Employee Stock Purchase Plan(7)
            (f)            Form of 1997 Long-Term Incentive Plan(7)
            (g)            Form of 1997 Non-Employee Director's Plan(7)
            (h)            Form of Distributor Agreement(2)
            (i)            Form of Support, Maintenance & Enhancement Agreement(2)
            (j)            Form of Hardware Service Agreement(2)
            (k)            Lease for premises at 41 N. Main Street, Greensburg, PA(2)
            (l)            Agreement with Horwath International(6)

           (11) Statement RE: Computation of Per Share Earnings, filed with this Report, page F-14

           (21)            Subsidiaries of Registrant, filed with this Report, page 18

           (23)(a)         Consent of Crowe Chizek & Company

           (27)            Financial Data Schedule filed with this Report.

       ---------------------

       (1)     Incorporated by reference to Form S-18 Registration Statement (No. 2-91055-W) of Registrant filed on
               May 10, 1984.

       (2)     Incorporated by reference to Form S-1 Registration Statement (No. 33-32469) of Registrant filed on
               December 7, 1989.

       (3)     Incorporated by reference to Form 10-K Annual Report (No. 0-13226) filed on May 15, 1994.

       (4)     Incorporated by reference to Form 8-K Current Report for March 1992.

       (5)     Incorporated by reference to Amendment No. 3 to Form S-1 Registration Statement (No. 33-85244), filed on
               July 29, 1996.

       (6)     Incorporated by reference to Amendment No. 5 to Form S-1 Registration Statement (No. 33-85244), filed on
               October 23, 1996.

       (7)     Incorporated by reference to Form S-8 Registration Statement filed on December 30, 1997.

       (8)     Incorporated by reference to Form 8-A Registration Statement filed on February 3, 1998.

(b)             REPORTS OF FORM 8-K

                None

(c)             EXHIBITS ARE LISTED IN ITEM 14(a)


22. SUBSIDIARIES OF SULCUS HOSPITALITY TECHNOLOGIES CORP.

    Sulcus Investment Corporation                                 Delaware

    Sulcus Hospitality Group, Inc.                                Pennsylvania

    Radix Systems, Inc.                                           Pennsylvania

    Lodgistix, Inc.                                               Delaware

    Sulcus (Australia) Pty. Ltd.                                  Australia

    Squirrel Companies, Inc.                                      Pennsylvania

    Squirrel Companies of Canada, Ltd.                            Canada

    NRG Management Systems, Inc.                                  Pennsylvania

    Senercomm, Inc.                                               Florida

    Sulcus Hospitality Limited                                    Hong Kong

    Sulcus Singapore, Pte. Ltd.                                   Singapore

    Sulcus (Malaysia) SDN BHD                                     Malaysia

    Sulcus Hospitality Technologies EMEA, AG                      Switzerland
     Sulcus (International) AG                                    Switzerland
     Sulcus UK                                                    United Kingdom

    Sulcus Scandinavia, A.S.                                      Scandinavia

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greensburg, Commonwealth of Pennsylvania, on March 27, 1998.

                         Sulcus Hospitality Technologies Corp
                         By:   /s/ LEON HARRIS
                               ---------------
                               Leon Harris
                               Chairman of the Board,Chief Executive Officer and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1998.

         Signature and Title                                  Date
         -------------------                                  ----
/s/ LEON D. HARRIS                                        March 27, 1998
------------------                                        --------------
Leon D. Harris, Chairman of the Board
Chief Executive Officer and
Principal Executive Officer

/s/ ROBERT D. GRIES                                       March 27, 1998
-------------------                                       --------------
Robert D. Gries, Vice Chairman of the
Board and Director

/s/ DAVID H. ADLER                                        March 27, 1998
------------------                                        --------------
David H. Adler, Director

/s/ DAVID W. BERKUS                                       March 27, 1998
-------------------                                       --------------
David W. Berkus, Director

/s/ CHRISTINE HUGHES                                      March 27, 1998
---------------------                                     --------------
Christine Hughes, Director

/s/ H. RICHARD HOWIE                                      March 27, 1998
--------------------                                      --------------
H. Richard Howie, Chief Financial
Officer and Chief Accounting Officer

                              [CROWE CHIZEK LOGO]



                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Sulcus Hospitality Technologies Corp.

We have audited the accompanying consolidated balance sheet of Sulcus Hospitality Technologies Corp. (formerly Sulcus Computer Corporation) as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sulcus Hospitality Technologies, Corp. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audits referred to above also included the financial schedule listed in answer to item 14(a)(2). In our opinion, such financial schedule presents fairly the information required to be set forth therein.


                                            /s/ CROWE, CHIZEK AND COMPANY LLP
                                            ---------------------------------
                                                Crowe, Chizek and Company LLP

Columbus, Ohio
February 27, 1998

                      SULCUS HOSPITALITY TECHNOLOGIES CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                                     December 31,
                                                                               -------------------------
                                                                                1997                1996
                                                                                ----                ----
Current Assets
    Cash and cash equivalents                                                $ 8,894             $ 2,503
    Short-term investments (at market)                                           259              12,393
    Accounts receivable, net of allowance of $1,785
       and $1,913 in 1997 and 1996, respectively                              11,256              12,997
    Inventories                                                                3,261               2,614
    Deferred taxes                                                               389                 208
    Other current assets                                                       1,718               1,082
                                                                              ------              ------
Total current assets                                                          25,777              31,797

Purchased and capitalized software, net of accumulated amortization
    of $11,396 and $10,661 in 1997 and 1996, respectively                      4,961               3,260

Property and equipment, net of accumulated depreciation of $4,841
    and $4,801 in 1997 and 1996, respectively                                  2,142               2,473

Goodwill, net of accumulated amortization of $4,240
    and $3,448 in 1997 and 1996, respectively                                  6,428               7,221
Deferred taxes                                                                 1,711               1,892
Other noncurrent assets                                                        1,187               1,307
                                                                             -------             -------
Total Assets                                                                 $42,206             $47,950
                                                                             =======             =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Short-term borrowings                                                    $ 1,300             $ 5,827
    Current portion of long-term debt                                            705                  27
    Current portion of obligations under capital leases                          160                 155
    Accounts payable                                                           2,645               3,948
    Deferred revenues                                                          6,542               6,497
    Customer deposits                                                          1,666               2,102
    Other accrued liabilities                                                  2,252               1,891
                                                                              ------              ------
Total current liabilities                                                     15,270              20,447


Long-term debt, net of current portion                                         1,408                  --
Obligations under capital leases, net of current portion                          40                 185


Commitments and contingencies                                                     --                  --


Stockholders' equity
    Series B Junior Participating Preferred Stock, no par value;
       300,000 shares authorized, none issued                                     --                  --
    Common stock, no par value; 30,000,000 shares
       authorized (17,057,063 and 16,832,663 shares
       issued and issuable in 1997 and 1996, respectively)                    41,338              40,780
    Retained earnings (deficit)                                              (15,363)            (13,353)
    Foreign currency adjustment                                                 (496)               (108)
    Cumulative unrealized gain (loss) on investments available for sale            9                  (1)
                                                                             -------             -------
Total Stockholders' Equity                                                    25,488              27,318
                                                                             -------             -------
Total Liabilities and Stockholders' Equity                                   $42,206             $47,950
                                                                             =======             =======


               See notes to the consolidated financial statements.

                      SULCUS HOSPITALITY TECHNOLOGIES CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                        Years Ended December 31,
                                                                 -------------------------------------
                                                                   1997           1996            1995
                                                                   ----           ----            ----
Net sales:
    System sales                                                $33,297        $31,722         $27,645
    Support revenue                                              20,525         19,083          17,048
                                                                -------        -------         -------
       Total net sales                                           53,822         50,805          44,693

Cost of goods sold and services provided:
    Systems                                                      21,100         19,598          15,459
    Support services                                              3,740          3,756           3,506
                                                                -------        -------         -------
       Total cost of sales and services provided                 24,840         23,354          18,965

                  Gross profit                                   28,982         27,451          25,728

Expenses:
    Selling, general, and administrative                         28,440         23,847          22,896
    Research and development (net of capitalized
       software of $1,568, $1,101 and
       $1,003 for 1997, 1996 and 1995,
       respectively)                                              1,501          1,398           1,199
    Depreciation and amortization                                 1,701          1,589           1,520
    Disposal of assets                                             (188)            --             515
    Provision for litigation settlement                             250             --           2,919
                                                                -------        -------         -------
           Total operating expenses                              31,704         26,834          29,049

                  Income (loss) from operations                  (2,722)           617          (3,321)

Other (income), expense:
    Interest                                                        368            571             598
    Unrealized and realized (gains) losses on
       short-term investments                                       (74)            (9)         (1,462)
    Dividends and other                                          (1,006)        (1,340)         (1,291)
                                                                --------       --------        --------
           Total other (income), expense                           (712)          (778)         (2,155)

                  Income (loss) before income taxes              (2,010)         1,395          (1,166)

    Provision for income taxes                                       --             --             203
                                                                --------       -------          ------

    Net income (loss)                                           ($2,010)       $ 1,395         ($1,369)
                                                                ========       =======         ========

Earnings (loss) per share:
    Basic                                                         ($.12)       $   .08          ($.09)
                                                                ========       =======          ======
    Diluted                                                       ($.12)       $   .08          ($.09)
                                                                ========       =======          ======


Weighted average number of common shares (in thousands):
    Basic                                                        16,842         16,720          14,720
                                                                =======        =======         =======
    Diluted                                                      16,842         16,833          14,720
                                                                =======        =======         =======


               See notes to the consolidated financial statements.

                     SULCUS HOSPITALITY TECHNOLOGIES, CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                             (THOUSANDS OF DOLLARS)

                                                                                                  Cumulative
                                                                                                  Unrealized
                                                       Common Stock                                  Gain
                                                  ----------------------                           (Loss) on      Note
                                                     Number                  Retained     Foreign  Investments Receivable   Stock-
                                                   Of Shares                 Earnings    Currency  Available      From     holders
                                                  (Thousands)      Amount    (Deficit)   Adjustment For Sale   Stockholder  Equity
                                                  -----------      ------    ---------   ---------- --------   -----------  ------
Balance, January 1, 1995                            14,505        $37,081     ($13,379)    ($115)     $  0        ($500)   $23,087

    Stock options exercised                             18             43           --        --        --           --         43
    Issuance of stock, contingent earnouts on
       acquisitions of companies                       573            785           --        --        --           --        785
    Cumulative translation adjustment                   --             --           --        55        --           --         55
    Cumulative unrealized gain on investments
       available for sale                               --             --           --        --       186           --        186
    Issuance of stock to consultants                     8             12           --        --        --           --         12
    Issuance of stock as settlement of
       previously recorded liabilities                  42             95           --        --        --           --         95
    Net loss                                            --             --       (1,369)       --        --           --     (1,369)
                                                    ------        -------     --------     -----       ---         ----    -------
Balance, December 31, 1995                          15,146         38,016      (14,748)      (60)      186         (500)    22,894

    Stock options exercised                             84            138           --        --        --           --        138
    Issuance of stock, contingent earnouts on
       acquisitions of companies                        67            169           --        --        --           --        169
    Cancellation of shares in repayment of
       shareholder loans                              (220)          (550)          --        --        --          500        (50)
    Adjustment of shares issuable for purchase
       of Techotel A.G.                                272             --           --        --        --           --         --
    Adjustment of shares issuable under earn-out
       agreement for Lodgistix Scandinavia A.S.          8             --           --        --        --           --         --
    Cumulative translation adjustment                   --             --           --       (48)       --           --        (48)
    Change in cumulative unrealized gain (loss)
       on investments available for sale                --             --           --        --      (187)          --       (187)
    Issuance of stock to consultants                    10             26           --        --        --           --         26
    Issuance of stock as settlement of
       previously recorded liabilities               1,466          2,981           --        --        --           --      2,981
    Net income                                          --             --        1,395        --        --           --      1,395
                                                    ------        -------     --------     -----       ---         ----    -------
Balance, December 31, 1996                          16,833         40,780      (13,353)     (108)       (1)           0     27,318

    Stock options exercised                             18             32           --        --        --           --         32
    Issuance of stock, on
       acquisition of company                          192            500           --        --        --           --        500
    Cumulative translation adjustment                   --             --           --      (388)       --           --       (388)
    Change in cumulative unrealized gain (loss)
       on investments available for sale                --             --           --        --        10           --         10
    Issuance of stock to consultants                    14             26           --        --        --           --         26
    Net loss                                            --             --       (2,010)       --        --           --     (2,010)
                                                    ------        -------     --------     -----       ---         ----    -------
Balance, December 31, 1997                          17,057        $41,338     ($15,363)    ($496)      $ 9         $  0    $25,488
                                                    ======        =======     ========     =====       ===         ====    =======



               See notes to the consolidated financial statements.

                      SULCUS HOSPITALITY TECHNOLOGIES CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

                                                                                                Years Ended December 31,
                                                                                           -----------------------------------
                                                                                           1997           1996            1995
                                                                                           ----           ----            ----
Cash flows from operating activities:
    Net income (loss)                                                                   ($2,010)        $1,395         ($1,369)

Adjustments to reconcile net income (loss) to net cash from operating activities:
    Depreciation                                                                            908            814             835
    Amortization of capitalized software                                                  1,849          2,803           2,447
    Amortization of goodwill                                                                793            775             685
    Provision for doubtful accounts                                                         545            859             573
    Unrealized and realized (gain) on investments                                           (74)            (9)         (1,462)
      (Gain) on disposal of subsidiary                                                     (188)            --              --
    Accrued severance obligations                                                         1,538             --              --
    Loss on write-off of assets                                                              --             --             515
    (Purchases) of trading securities                                                        --             --            (852)
    Change in assets and liabilities, net of effects of acquisitions and disposals:
       Restricted cash                                                                       --            550             (50)
       Accounts receivable                                                                1,423         (2,721)            (68)
       Inventories                                                                         (504)           (41)           (180)
       Other current assets                                                                (583)           175             249
       Other assets                                                                         600            162            (235)
       Accounts payable                                                                  (1,572)          (404)         (1,484)
       Deferred revenues                                                                    142            302            (727)
       Shareholder litigation liability                                                      --           (308)          2,668
       Customer deposits                                                                   (437)           791            (585)
       Accrued liabilities                                                                   --           (933)            166
                                                                                        -------        -------         -------
       Total adjustments                                                                  4,440          2,815           2,495
                                                                                        -------        -------         -------
Net cash provided by operating activities                                                 2,430          4,210           1,126
                                                                                        -------        -------         -------

Cash flows from investing activities:
    Purchase of subsidiary, net of cash acquired                                           (467)            --              --
    Purchases of available for sale securities                                              (11)          (414)         (4,342)
    Proceeds from sales of available for sale securities                                 12,229            250           4,758
    Investment in sales-type leases                                                        (671)          (287)           (618)
    Payments received on sales-type leases                                                  162            135             190
    Proceeds from disposal of subsidiary, net of costs                                      191             --              --
    Proceeds from the sale of building                                                      399             --              --
    Capital expenditures                                                                   (966)          (886)           (660)
    Software development capitalized                                                     (1,568)        (1,101)         (1,003)
                                                                                        -------        -------         -------
Net cash provided by (used in) investing activities                                       9,298         (2,303)         (1,675)
                                                                                        -------        -------         -------

Cash flows from financing activities:
    Change in short term borrowings                                                      (4,527)          (556)            200
    Principal payments on long-term debt                                                   (314)           (47)           (481)
    Payments under capital lease agreements                                                (140)           (93)             --
    Proceeds from stock options exercised                                                    32            138              43
                                                                                            ---           ----             ---
Net cash (used in) financing activities                                                  (4,949)          (558)           (238)
                                                                                        -------        -------         -------

Effect of exchange rate changes on cash and cash equivalents                               (388)           (48)             55
                                                                                        -------        -------         -------

Net increase (decrease) in cash
    and cash equivalents                                                                  6,391          1,301            (732)

Cash and cash equivalents at beginning of year                                            2,503          1,202           1,934
                                                                                        -------        -------         -------

Cash and cash equivalents at end of year                                                $ 8,894        $ 2,503         $ 1,202
                                                                                        =======        =======         =======


               See notes to the consolidated financial statements.

                      SULCUS HOSPITALITY TECHNOLOGIES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 1. LINE OF BUSINESS

        Sulcus Hospitality Technologies Corp. (the "Company") (formerly known as Sulcus Computer Corporation) designs, develops, and markets technology solutions that are used in the hospitality industry to improve the management of business critical information and data.

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

        PRINCIPLES OF CONSOLIDATION
        The consolidated financial statements include the accounts of Sulcus Hospitality Technologies Corp. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Investments in 50% or less owned affiliates over which the Company has the ability to exercise significant influence are accounted for using the equity method.

        CASH AND CASH EQUIVALENTS
        The Company considers as cash and cash equivalents amounts on deposits in banks and cash invested temporarily in various instruments with maturities of three months or less at the time of purchase.

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

        PURCHASED AND CAPITALIZED SOFTWARE
        Purchased software has been developed by third parties to the stage of technological feasibility at the date of acquisition. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs. Software development costs incurred after establishing technological feasibility are capitalized. Amortization of purchased and capitalized software is provided for when the product is available for general release to customers over the greater of the amount computed using the remaining estimated economic life of the product or the ratio that current gross revenues for a product bear to the total of current and anticipated revenues for that product. The products are generally being amortized over 3 to 7 years.

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

        EARNINGS (LOSS) PER SHARE
        The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, for the period ended December 31, 1997. SFAS No. 128 requires the Company to present basic and diluted earnings per share (EPS) on the face of the income statement. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period end plus the assumed exercise of all dilutive securities, such as stock options. Earnings per share for the periods presented is not materially different under SFAS No. 128 than that presented under previous accounting standards.

        RECENT ACCOUNTING PRONOUNCEMENTS
        During 1997, the Financial Accounting Standards Board issued several Statements of Financial Account Standards including the following:

                SFAS No. 130, "Reporting Comprehensive Income," is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes net income and all other changes in shareholders' equity except those resulting from investments and distributions to owners.

                SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for financial statements issued for periods beginning after December 15, 1997. This Statement requires financial and descriptive information about an entity's operating segments to be included in the annual financial statements.

        Additionally, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition." This Statement of Position is effective for transactions entered into in fiscal years beginning after December 15, 1997. This statement provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing and otherwise marketing computer software.

        None of these authoritative pronouncements, when implemented, is expected to impact the reported financial position or results of operations of the Company. The Company is currently evaluating how it will present comprehensive income and segment information in future financial statements.

        RECLASSIFICATION
        Certain prior year amounts have been reclassified to conform with current year reporting practices.

NOTE 3. CASH AND CASH EQUIVALENTS

         At December 31, 1997 and 1996, respectively, the Company has cash and cash equivalents as follows (thousands of dollars):

                                                            December 31,
                                                   ----------------------------
                                                     1997                  1996
                                                     ----                  ----
Cash in bank                                       $2,894                $2,503
Commercial paper (due within 30 days)               6,000                    --
                                                   ------                ------
         Total cash and cash equivalents           $8,894                $2,503
                                                   ======                ======

NOTE 4.  SHORT-TERM INVESTMENTS

         Securities available for sale at December 31, 1997 consisted of preferred stocks at a cost of $250 thousand and unrealized gains of $9 thousand:

         Securities available for sale at December 31, 1996, are summarized as follows (thousands of dollars):

                                                                      Gross Unrealized
                                                                      -----------------      Market
                                                               Cost   Gains      Losses       Value
                                                               ----   -----      ------       -----
 U.S. Government Securities
   maturing between 1 and 5 years                           $   515     $--     $    14     $   501
 Mutual Funds                                                 1,596       5          --       1,601
 Preferred Stocks                                            10,283       8          --      10,291
                                                            -------     ---     -------     -------
                                                            $12,394     $13     $    14     $12,393
                                                            =======     ===     =======     =======


        During 1997, the Company entered into a plan to reduce its investments in marketable securities to settle borrowings on the brokerage margin account and to provide liquidity. At December 31, 1997, the investments in marketable securities were reduced by $12,134 thousand. The Company's short-term investment portfolio had been pledged as collateral against borrowings under a brokerage margin account (See "Short-Term Borrowings").

         Proceeds, realized gains and realized losses from the sales of securities classified as available for sale for the year ended December 31, 1997 were $12,229 thousand, $175 thousand and $101 thousand, respectively. Proceeds, realized gains and realized losses from the sales of securities classified as available for sale for the year ended December 31, 1996 were $250 thousand, $9 thousand and $0, respectively. Proceeds, realized gains and realized losses from the sales of securities classified as trading securities for the year ended December 31, 1995 were $4,758 thousand, $130 thousand and $2 thousand, respectively. Unrealized gains on trading securities amounted to $1,271 thousand through June 5, 1995.

NOTE 5. PURCHASED AND CAPITALIZED SOFTWARE

        Purchased and capitalized software consists of the following (thousands of dollars):

                                                           December 31,
                                                   ------------------------
                                                       1997            1996
                                                       ----            ----
Purchased software                                   $8,632          $6,898
         Capitalized software                         7,725           7,023
         Accumulated amortization                   (11,396)        (10,661)
                                                   --------         -------
         Net purchased and capitalized software    $  4,961         $ 3,260
                                                   ========         =======

NOTE 6. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following (thousands of dollars):
                                                           December 31,
                                                    ------------------------
                                                       1997            1996
                                                       ----            ----
         Buildings and leasehold improvements       $   361         $ 1,107
         Furniture and equipment                      6,622           6,167
         Accumulated depreciation                    (4,841)         (4,801)
                                                    -------         -------
         Net property and equipment                 $ 2,142         $ 2,473
                                                    =======         =======

        The Company leases certain equipment under agreements, which are classified as capital leases. These equipment leases have purchase options at the end of the original lease term which range from 3 to 5 years. Leased capital assets are included in property, plant and equipment at December 31, 1997 and 1996 with a cost of $557 thousand and $532 thousand, respectively, and accumulated amortization of $340 thousand and $190 thousand, respectively.

NOTE 7. LEASES

         AS LESSOR
         The Company has a sales-type lease program with a finance company whereby it receives 100% of the discounted minimum lease payments at inception of the lease, assigns the lease payments to the finance company, grants the finance company a security interest in the leased equipment and accepts certain recourse liability in event of default by the lessee. The Company retains ownership in the residual value of the leased property and has recorded a reserve for the estimated liability under the recourse agreement. At December 31, 1997 and 1996, the Company had the following net investment in these financed sales-type leases (thousands of dollars):

                                                            December 31,
                                                      ----------------------
                                                        1997            1996
                                                        ----            ----
Estimated residual value of leased property           $1,733          $1,533
Unearned income                                         (302)           (292)
                                                      ------          ------
Net investment in financed sales-type leases          $1,431          $1,241
                                                      ======          ======

         At December 31, 1997, the Company has accrued $522 thousand representing estimated amounts contingently payable related to sales-type leases financed under this agreement. Since the inception of the program in 1995, actual losses from recourse provisions have been $609 thousand.

         AS LESSEE
         The Company has operating leases with third parties for office space and office equipment. Future minimum payments by year and in the aggregate under noncancelable capital leases and operating leases with initial or remaining terms of one year or more consist of the following as of December 31, 1997 (thousands of dollars):

                                       Capital              Operating
                                        Leases                Leases
                                        ------                ------
     1998                                 $182                $1,092
     1999                                   35                   829
     2000                                    6                   565
     2001                                    2                   355
     2002                                   --                   290
     Thereafter                             --                   939
                                          ----                  ----
     Total minimum lease payments          225                $4,070
                                                              ======
     Amounts representing interest          25
                                          ----
     Present value of net
        minimum payments                   200
     Current portion                       160
                                          ----
     Long-term portion                    $ 40
                                          ====

                Rent expense under these agreements and other operating leases was $1,595 thousand, $1,563 thousand, and $1,611 thousand for the years ended December 31, 1997, 1996, and 1995 respectively. See "Related Party Transactions" for additional discussions of operating leases.

NOTE 8. SHORT-TERM BORROWINGS

         The Company's short-term borrowings consists of the following (thousands of dollars):

                                                             December 31,
                                                      ------------------------
                                                        1997              1996
                                                        ----              ----
Borrowings with brokerage firm on margin against
the Company's short term investment portfolio         $   --            $5,827

Borrowings on the Company's line of credit             1,300                --
                                                       -----            ------
Total short-term borrowings                           $1,300            $5,827
                                                      ======            ======

         At December 31, 1997, the Company has available a $3 million line of credit under a commercial revolving note, expiring in April 1998, bearing interest at the bank's prime rate of interest plus 1% for an effective interest rate of 9.5%. Borrowings under the note are secured by the Company's equipment, accounts receivable and inventories located in the United States.

Available borrowings are based on a formula of eligible accounts receivable and inventory. The total amount which could have been borrowed at December 31, 1997 was approximately $2 million.

NOTE 9. LONG-TERM DEBT

The Company's long-term debt consists of the following (thousands of dollars):

                                                              December 31,
                                                         --------------------
                                                           1997          1996
                                                           ----         -----
Unsecured note payable to Jeffrey Ratner (the
  Company's former chairman) as evidence
   of a severance obligation at 5%                       $  939        $   --

Note payable to financial institution at 12%                 --            27

Note payable pursuant to the Company's
   acquisition of Senercomm, Inc. at  8%
   ("See Acquisitions")                                   1,174            --
                                                         ------        ------
                                                          2,113            27
Current portion                                             705            27
                                                         ------        ------
Long-term debt                                           $1,408        $   --
                                                         ======        ======


Scheduled maturities of long-term debt at December 31, 1997 are $705 in 1998, $751 in 1999 and $657 in 2000.

NOTE 10. INCOME TAXES

         The provision for income taxes consists of the following (thousands of dollars):

                                                  Year Ended December 31,
                                           ----------------------------------
                                             1997          1996         1995
                                             ----          ----         ----

         Current:
                  Domestic                 $   --        $   --         $150
                  Foreign                      --            --           53

         Deferred:
                  Domestic                     --            --           --
                                           ------        ------         ----
                  Total                    $   --        $   --         $203
                                           ======        ======         ====

         A reconciliation between the Company's effective tax rate and the U.S. statutory rate is as follows:

                                                        Year Ended December 31,
                                                        -----------------------
                                                         1997     1996    1995
                                                        -----     ----    ----
U.S. federal statutory tax rate                         (35%)     35%     (35%)
State income taxes, net of federal income tax effect     (6%)      6%       8%
Benefits not recorded (benefits recognized)
          due to net carryforward position               39%     (43%)     39%
Foreign and other                                         2%       2%       5%
Tax credits generated                                     0%       0%       0%
                                                          --       --       --
                                                          0%       0%      17%
                                                          ==       ==      ===

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

The following summarizes the significant components of the Company's deferred tax assets and liabilities (thousands of dollars):

                                                        Deferred Tax Consequences at December 31, 1997
                                                        ----------------------------------------------
                                                          Assets         Liabilities           Total
                                                          ------         -----------           -----
         Accounts receivable allowance                   $   469               --            $   469
         Unrealized loss on investments                        4               --                  4
         Inventory writedowns                                321               --                321
         Accrued expenses not currently deductible         1,003               --              1,003
         Less valuation allowance                         (1,408)              --             (1,408)
                                                         -------          -------            -------
         Current                                             389               --                389
                                                         -------          -------            -------

         Property and equipment book/tax
            cost differential                                 45               --                 45
         Tax loss carryforwards                            9,721               --              9,721
         Tax credits                                       1,232               --              1,232
         Software costs capitalized for financial
            reporting purposes                                --           (1,893)            (1,893)
         Less valuation allowance                         (7,394)              --             (7,394)
                                                         -------          -------            -------
         Noncurrent                                        3,604           (1,893)             1,711
                                                         -------          -------            -------
         Total                                           $ 3,993          ($1,893)           $ 2,100
                                                         =======          =======            =======



                                                        Deferred Tax Consequences at December 31, 1996
                                                        ----------------------------------------------
                                                          Assets         Liabilities           Total
                                                          ------         -----------           -----
         Accounts receivable allowance                   $   485               --            $   485
         Unrealized loss on investments                       62               --                 62
         Inventory writedowns                                271               --                271
         Accrued expenses not currently deductible            80               --                 80
         Less valuation allowance                           (690)              --               (690)
                                                         -------          -------            -------
         Current                                             208               --                208
                                                         -------          -------            -------

         Property and equipment book/tax
            cost differential                                 24               --                 24
         Tax loss carryforwards                            7,979               --              7,979
         Tax credits                                       1,232               --              1,232
         Software costs capitalized for financial
            reporting purposes                                --           (1,064)            (1,064)
         Less valuation allowance                         (6,279)              --             (6,279)
                                                         -------          -------            -------
         Noncurrent                                        2,956           (1,064)             1,892
                                                         -------          -------            -------
         Total                                           $ 3,164          ($1,064)           $ 2,100
                                                         =======          =======            =======



                                                        Deferred Tax Consequences at December 31, 1995
                                                        ----------------------------------------------
                                                          Assets         Liabilities           Total
                                                          ------         -----------           -----
         Accounts receivable allowance                   $   751          $    --            $   751
         Unrealized loss on investments                       72               --                 72
         Inventory writedowns                                108               --                108
         Accrued expenses not currently deductible            66               --                 66
         Less valuation allowance                           (831)              --               (831)
                                                         -------          -------            -------
         Current                                             166               --                166
                                                         -------          -------            -------

         Property and equipment book/tax
            cost differential                                 --              (35)               (35)
         Tax loss carryforwards                           11,618               --             11,618
         Tax credits                                       1,800               --              1,800
         Software costs capitalized for financial
            reporting purposes                                --           (1,746)            (1,746)
         Less valuation allowance                         (9,703)              --             (9,703)
                                                         -------          -------            -------
         Noncurrent                                        3,715           (1,781)             1,934
                                                         -------          -------            -------
         Total                                           $ 3,881          ($1,781)           $ 2,100
                                                         =======          =======            =======


          Management believes that it is more likely than not that it will generate taxable income sufficient to realize a portion of the tax benefits associated with net operating losses and tax credit carryforwards prior to their expiration. This belief is based upon the fact that the Company had taxable income in 1996 and the Company's view of expected profits in 1998 and the next several years.

         The $1,833 thousand increase in the valuation allowance in the year ended December 31, 1997 represents net operating loss carryforwards obtained through the purchase of Senercomm, Inc. and the temporary differences and net operating loss carryforwards generated in that year that the Company believed were not likely to result in tax benefits. The $3,565 thousand and $524 thousand decreases in the valuation allowance in the years ended December 31, 1996 and 1995, respectively, represents the realization of tax benefits of temporary difference and net operating loss carryforwards which reversed during these years through the generation of taxable income. Management believes that the valuation allowance is appropriate given the current estimates of future taxable income. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to expense. However, if the Company achieves sufficient profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income.

         The Company has approximately $27,775 thousand of net operating losses at December 31, 1997, a portion of which are subject to certain limitations under the Internal Revenue Code Section 382, and $1,200 thousand of tax credits ($1,100 thousand of research activities credits and $100 thousand of investment tax credits) available to offset future federal tax liabilities. The utilization of net operating losses is limited by certain rules which limit the utilization of losses incurred by group members prior to their acquisition by the Company, post-acquisition taxable income generated by specific members of the group and the passage of time. The net operating loss carryforwards expire as follows (thousands of dollars):

                2001                            $933
                2002                           1,632
                2003                           5,957
                2004                           2,377
                2005                           2,077
                2006                             723
                2007                           1,566
                2008                           4,498
                2009                           4,703
                2010                             846
                2011                             712
                2012                           1,751
                                               -----
                Total                        $27,775
                                             =======

NOTE 11. RELATED PARTY TRANSACTIONS

         The Company leases office space in Greensburg, Pennsylvania from a trust established by the Company's former Chairman. The leases commenced on various dates from March 1, 1983 and expire on various dates through September 30, 2001. Rent expense under these agreements was $228 thousand, $234 thousand, and $225 thousand for the years ended December 31, 1997, 1996, and 1995, respectively. As of December 31, 1997, the future annual rental commitments under these leases are $180 thousand in 1998, $104 thousand in 1999, $96 thousand in 2000, and $75 thousand in 2001.

NOTE 12. COMMITMENTS AND CONTINGENCIES

         Employment agreements are in place with certain executive officers and management personnel. These agreements generally continue until terminated by either party and contain certain change of control provisions.

NOTE 13. INCENTIVE STOCK OPTION PLANS

         The Company has stock option plans under which certain directors, officers, and employees are participants. In 1997, stockholders of the Company approved the addition of a long-term incentive plan, a non-employee directors' stock option plan and an employee stock purchase plan.

         At December 31, 1997, stock option plans consist of the 1983 Incentive Stock Option Plan for Officers and Other Key Employees (the "1983 Plan"), the 1991 Incentive Stock Option Plan for Officers and Other Key Employees (the "1991 Plan"), the 1991 Stock Option Plan for Directors (the "1991 Director Plan"), and the 1997 Non-Employee Directors' Stock Option Plan (the "1997 Directors' Plan"). Options can no longer be granted under the 1983 Plan. The 1991 Plan and the 1991 Directors Plan allow for 3 million and 500 thousand stock options available for grant under the plans, respectively, which extends through January 1, 2001. The 1997 Directors' Plan allows for 500 thousand stock options available for grant under the plan with extends through October 12, 2007. The price of options granted under 1991 Plan, the 1991 Directors' Plan and the 1997 Directors Plan may not be less than the fair market value of the Company's common stock on the date of grant. Options granted under the 1991 Plan and the 1991 Directors' Plan generally become available to be exercised upon a five-year vesting schedule. Options granted under the 1997 Directors' Plan generally become available to be exercised upon a three-year vesting schedule.

Stock option activity under all plans for the years ended December 31, 1997, 1996, and 1995 is as follows (options in thousands):

                                                Outstanding            Price
                                                -----------            -----
[S]                                              [C]              [C]
         Outstanding, January 1, 1995             2,096            $1.000-$9.250
                                                 ------            -------------

         1995
         ----
         Granted                                    462            $2.000-$3.500
         Exercised                                  (18)           $2.125-$3.500
         Canceled                                  (569)           $2.281-$8.625
                                                 ------            -------------
         Outstanding, December 31, 1995           1,971            $1.000-$9.250
                                                 ------            -------------
         Exercisable at December 31, 1995         1,200            $1.000-$9.250
                                                 ------            -------------

         1996
         ----
         Granted                                    553            $1.937-$3.250
         Exercised                                  (84)           $2.500-$3.312
         Canceled                                  (607)           $2.187-$8.625
                                                 ------            -------------
         Outstanding, December 31, 1996           1,833            $1.000-$9.250
                                                 ------            -------------
         Exercisable at December 31, 1996         1,064            $1.000-$9.250
                                                 ------            -------------

         1997
         ----
         Granted                                  1,360            $1.625-$3.312
         Exercised                                  (18)           $1.750-$3.250
         Canceled                                (1,083)           $1.750-$9.250
                                                 ------            -------------
         Outstanding, December 31, 1997           2,092            $1.000-$6.130
                                                 ======            =============
         Exercisable at December 31, 1997           874            $1.000-$6.130
                                                 ======            =============

         In accordance with the provisions of SFAS 123, the Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below (thousands of dollars except per share amounts):

                                                                       Year Ended December 31,
                                                           ------------------------------------------
                                                              1997              1996             1995
                                                              ----              ----             ----
         Net income-as reported                            ($2,010)           $1,395          ($1,369)
         Net income-pro forma                              ($2,468)             $991          ($1,473)

         Earnings per share-as reported                      ($.12)             $.08            ($.09)
         Earnings per share-pro forma                        ($.15)             $.06            ($.10)


         The fair value of each options grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

         Expected dividend yield                                     0%
         Expected stock price volatility                     30% to 60%
         Risk-free interest rate                                     6%
         Expected life of options                         1 to 5 years

         The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts.

         The 1997 Long-Term Incentive Plan allows for the issuance of 500 thousand shares in the form of stock options, stock appreciation rights, restricted stock, stock bonus awards or performance plan awards under the plan which extends through October 12, 2007. At December 31, 1997, no awards were outstanding under this plan.

         Effective October 13, 1997, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have been employed by the Company for one year an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of compensation. Semi-annually on June 30 and December 31, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning or end of the semi-annual period. The plan expires on October 12, 2007 and a total of 500 thousand shares can be issued under the plan. At December 31, 1997, no shares had been issued under the plan.

NOTE 14. NOTE RECEIVABLE FROM STOCKHOLDER

         During 1993, the Company extended a loan to the former principal stockholder and current president of Sulcus Hospitality Group EMEA AG in the amount of $500,000, pending the registration of the stock of the Company issuable to him under terms of the agreement for the purchase of Techotel. The note was intended to be repaid upon the registration by the Company for the stock issuable to him. Based on the nature of the note, it was reflected as a reduction of equity. In May 1996, the Company and the former stockholders of Techotel agreed to the repayment of the note through the cancellation of 200,000 shares issuable under the purchase agreement.

NOTE 15. EARNINGS PER SHARE

         The computation of earning per share is as follows (in thousands except per share):

                                                             Years Ended December 31,
                                                       ----------------------------------
                                                         1997         1996          1995
                                                         ----         ----          ----
         Basic earnings (loss) per share:
              Net income (loss)                        ($2,010)     $ 1,395       ($1,369)

         Weighted average number of
         common shares outstanding                      16,842       16,720        14,720
                                                       -------      -------       -------

         Basic earnings per share                        ($.12)     $   .08         ($.09)
                                                       =======      =======       =======

         Diluted earnings (loss) per share
              Net income (loss)                        ($2,010)      $1,395       ($1,369)

         Weighted average number of
         common shares outstanding                      16,842       16,720        14,720

         Effect of dilutive securities (options)            --          113            --
                                                       -------      -------       -------
                                                        16,842       16,833        14,720
                                                       -------      -------       -------

         Diluted earnings per share                      ($.12)        $.08         ($.09)
                                                       =======      =======       =======


         Options to purchase 2.1 million, 1.7 million, and 2.0 million shares of Common stock were outstanding in 1997, 1996 and 1995, respectively, but were not included in the computation of diluted earning per share because the options exercise price exceeded the average market price of the common shares.

NOTE 16. PREFERRED SHARES AUTHORIZED PURSUANT TO A SHAREHOLDER'S RIGHTS PROGRAM

         In 1997, the Company authorized 300,000 shares of non redeemable no par value Series B Junior Participating Preferred Stock("Preferred Stock"). These shares are reserved for issuance upon exercise of Preferred Stock Purchase Rights ("Rights"). These Rights were issued in 1997 on each share of common stock. The Right entitle common shareholders to purchase .01 share of Preferred Stock for $50, following any public announcement that 10% or more of Sulcus' shares have been acquired or is tendered for by a person or group of persons. Series B preferred shares will have annual dividends of $4 per share or 100 times the dividend per common share, and have a liquidation preference of $100 per share or 100 times the payment made per common share. In a business combination, each exercised Right will receive common stock of an acquiring company equal to $100. Rights owned by an Acquiring Person will be void. The Rights may be redeemed by the Board of Directors at $.01 per Right.

NOTE 17. ACQUISITIONS

         In December 1997, the Company consummated the purchase of Senercomm, Inc. (Senercomm) for approximately $2,174 thousand. Senercomm designs, manufactures and sells in-room information systems which are used to gather guest data and environmentally control the condition maintained within a hotel room. The purchase price consisted of $500 thousand of Sulcus

Common Stock at $2.60 per share, $500 thousand cash paid at the closing, and the balance of $1,174 thousand payable in three equal annual installments including interest at the rate of 8%. Payment on the $1,174 thousand note is secured by a stock pledge. As part of the purchase price the Company will also pay in cash an amount equal to the excess, if any, of $2.809 over the Company's closing share price on the last trading day before December 31, 1998.

         The acquisition has been accounted for as a purchase and, accordingly, the balance sheet of Senercomm was included in the consolidated financial statements of the Company at December 31, 1997 and the results of operations of Senercomm will be consolidated with those of the Company beginning January 1, 1998. The purchase price was assigned to identifiable assets of working capital ($188 thousand) and purchased software ($1,986 thousand).

         The following unaudited pro forma consolidated results of operations for the years ended December 31, 1997 and 1996 assume the Senercomm acquisition occurred as of January 1, 1996 (in thousands except per share data):

                                      1997                           1996
                                      ----                           ----
         Net sales                 $55,547                        $51,848
         Net income (loss)         ($2,650)                          $166
         Earnings per share
              Basic                  ($.16)                          $.01
              Diluted                ($.16)                          $.01

         The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the above date, nor are they necessarily indicative of future operating results.

         In October of 1993, the Company completed its acquisition of Lodgistix Scandinavia A.S., a distributor of the company's products in Norway, Sweden and Denmark. The purchase price consisted of Sulcus Common Stock having a value of $300 thousand. In addition, the former stockholders of Lodgistix Scandinavia were entitled to receive additional shares of the Company's stock upon attaining certain earnings over a three year period. Lodgistix Scandinavia achieved such earnings for 1993, 1995 and 1996. As a result, the Company issued to the former stockholders of Lodgistix Scandinavia a total of 125 thousand shares having a value of $270 thousand for 1993 and 1995. For 1996, under the terms of the Agreement, the Company issued to the former stockholders of Lodgistix Scandinavia 67 thousand shares valued at $169 thousand ($2.525 per share). This additional consideration was recorded as goodwill at December 31, 1996.

         Effective January 1, 1993, Sulcus acquired Techotel AG of Switzerland. The purchase agreement (as amended) provided for the issuance of $500 thousand of Common Stock and the payment of $500 thousand in cash. In addition, the shareholders were entitled to receive shares of Sulcus based upon attaining certain earnings over a three-year period ending December 31, 1995. Techotel achieved such earnings for 1993 and 1995. As a result, the Company issued to the former stockholders of Techotel a total of 174 thousand shares of Sulcus Common Stock for an aggregate value of $867 thousand for those two years. This additional consideration was recorded as goodwill at December 31, 1995.

         Effective March 1, 1992, Sulcus acquired all of the outstanding stock of Squirrel Companies, Inc. ("Squirrel"). The purchase price consisted of $500 thousand in cash and 401 thousand shares of the Company's stock having a value of $1,955 thousand, net of issuance costs of $352 thousand, in exchange for all of the outstanding common stock of Squirrel. In addition, the shareholders of Squirrel were entitled to receive additional shares of Sulcus based upon attaining certain earnings over a three-year period ending in 1994. Squirrel achieved such earnings for 1992 and 1994 and, as a result, the Company issued to the former shareholders of Squirrel 53 thousand shares for an aggregate value of $703 thousand for 1992 and 71 thousand shares for an aggregate value of $177 thousand for 1994. These additional amounts are recorded as a component of goodwill. On March 20, 1996, the Company resolved disputes with the former owners of Squirrel with regard to the calculation of earnouts in 1992 through 1994. The Company issued 498 thousand shares under the terms of the agreement and cancelled 120 thousand earnout shares. To reflect this settlement, the Company recorded an increase in goodwill and capital stock in the amount of $391 thousand.

NOTE 18. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                                                          Years  Ended December 31,
                                                                                          -------------------------
                                                                                    1997              1996             1995
                                                                                    ----              ----             ----
                                                                                            (thousands of dollars)
         Interest paid                                                            $  369            $  572             $596

         Income taxes paid                                                            82                94               --

         Non-cash activities:

            Equipment purchased under capital
              lease agreements                                                         25              406               --

            Common stock issued in settlement
              of shareholder litigation                                                --             2,800              --

            Common stock issued for contingency
              payments on acquisitions                                                 --               169             393

            Issuance of stock to consultants                                           26                26              12

            Issuance of stock as settlement of
              previously recorded liabilities                                          --               181              95

            Issuance of stock as settlement
              of Squirrel litigation                                                   --                --             391

            Issuance of note payable as evidence
              of severance obligation                                               1,245                --              --

            Issuance of stock pursuant for purchase
              of subsidiary                                                           500                --              --

            Assumption of debt pursuant for purchase
              of subsidiary                                                         1,174                --              --

            Cancellation of shares in repayment
              of shareholder loans                                                     --               550              --

            Unrealized (loss) gain on investments
              available for sale                                                        9              (187)            186


NOTE 19. SEGMENT REPORTING

         The Company conducts its worldwide operations through separate geographic area organizations which represent major markets or combinations of related markets. Transfers between markets are valued at cost.

         Financial information by geographic area is summarized as follows (in thousands of dollars):


                                                                                     Years Ended December 31,
                                                                           --------------------------------------------
                                                                                1997             1996              1995
                                                                                ----             ----              ----
         Sales:
           Domestic                                                          $31,291          $32,328           $30,000
           Canada                                                              5,777            5,232             3,626
           Pacific Region                                                     11,689            8,032             5,702
           Europe                                                              5,065            5,213             5,365
                                                                             -------          -------           -------
         Consolidated net revenues                                           $53,822          $50,805           $44,693
                                                                             =======          =======           =======

                                                                                     Years Ended December 31,
                                                                           --------------------------------------------
                                                                                1997             1996              1995
                                                                                ----             ----              ----
         Net income (loss):
           Domestic                                                          ($1,622)          $2,190             ($148)
           Canada                                                                181              234               274
           Pacific Region                                                        (44)            (508)           (1,291)
           Europe                                                               (525)            (521)             (204)
                                                                             -------          -------           -------
         Consolidated net income (loss)                                      ($2,010)          $1,395           ($1,369)
                                                                             =======          =======           =======

                                                                                          As of December 31,
                                                                           --------------------------------------------
                                                                                1997             1996              1995
                                                                                ----             ----              ----
         Identifiable assets:
            Domestic                                                         $31,831          $38,179           $37,646
            Canada                                                             2,570            1,738             1,562
            Pacific Region                                                     4,492            3,967             3,438
            Europe                                                             3,313            4,066             4,681
                                                                             -------          -------           -------
         Consolidated identifiable assets                                    $42,206          $47,950           $47,327
                                                                             =======          =======           =======


         The 1997 Domestic segmental net income (loss) includes the costs of the severance obligations to the Company's former chairman and the Company's former president of $1,538 thousand and $250 thousand for settlement of certain litigation. The 1995 Domestic segmental net income (loss) includes the $2,919 thousand litigation settlement provision and the $515 thousand write-off of software costs developed and capitalized for the U.S. markets.

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

NOTE 20. QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table sets forth certain unaudited quarterly financial data for the years ended December 31, 1997 and 1996. This information has been prepared on the same basis as the Consolidated Financial Statements and that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts as stated below to present fairly the selected quarterly information when read in conjunction with its Consolidated Financial Statements and Notes thereto.

                                                                  Fiscal Quarter Ended
                                                    (Thousands of Dollars, except per share amounts)
                         --------------------------------------------------------------------------------------------------------
                          March 31,    June 30,     September     December     March 31,    June 30,     September    December
                            1997         1997       30, 1997      31, 1997       1996         1996       30, 1996     31, 1996
                            ----         ----       --------      --------       ----         ----       --------     --------
Sales                      $12,623      $13,665      $14,040      $13,494       $10,942      $12,726      $13,316      $13,821
Gross Profit                 6,757        7,183        7,354        7,688         6,474        7,138        6,794        7,045
Operating
Income (Loss)               (1,965)        (303)          34         (488)          317          737          133         (570)
Net Income
   (Loss)                  ($1,755)       ($115)        $225        ($365)         $522         $902         $317        ($346)
                           =======      =======      =======      =======       =======      =======      =======      =======
Basic Earnings (Loss)
   Per share                 ($.10)       ($.01)        $.01        ($.02)         $.03         $.05         $.02        ($.02)
                           =======      =======      =======      =======       =======      =======      =======      =======



         Certain amounts in the annual consolidated financial statements have been reclassified to conform with current year reporting practices. As a consequence, the quarterly amounts above may differ than those previously reported.

        The Company's results for the first quarter 1997 include a charge of $1,538 thousand, which relates to severance costs for the Company's former chairman and the Company's former president and $250 thousand litigation settlement. In the third quarter 1997, results included a gain on disposal of a subsidiary of $188 thousand and gains from the sales of marketable securities of $44 thousand.

NOTE 21. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

        The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

        Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash approximates their fair value. Cash equivalents such as commercial paper are valued at quoted market value.

        Short-term investments: Short-term investments consists of stocks, mutual funds and debt securities. Fair values are based on quoted market prices.

        Short- and long-term debt: The carrying amount of the Company's borrowings under margin accounts and floating rate debt approximates its fair value. Long-term fixed rate debt is not material.

        The carrying amounts of trade payables and receivables approximate their fair value and have been excluded from the accompanying table.

        The carrying amounts and fair value of the Company's financial instruments are as follows (in thousands of dollars):


                                           1997                             1996
                                 ---------------------            --------------------
                                 Carrying        Fair             Carrying        Fair
                                  Amount        Value              Amount        Value
                                  ------        -----              ------        -----
        Cash                      $8,894        $8,894             $2,503        $2,503
        Short-term investments       259           259             12,393        12,393
        Short-term borrowings      1,300         1,300              5,827         5,827
        Long-term borrowings       2,313         2,313                367           367


NOTE 22. LEGAL PROCEEDINGS AND LITIGATION SETTLEMENTS

         In December 1997, the Company entered into a settlement agreement with the former vice-president of the Company's NRG Management Systems, Inc. subsidiary, whereby the Company agreed to pay $250 thousand in cash to settle various issues which arose in 1995 surrounding his employment contract and earnout provisions of his stock purchase agreement. This payment was made in January 1998.

         In April 1994, various individual Sulcus shareholders filed 12 lawsuits in the U.S. District Court for the Western District of Pennsylvania asserting federal securities fraud claims against Sulcus and certain officers, directors and others. These lawsuits were consolidated under the caption IN RE: Sulcus Computer Corporation Securities Litigation II. These matters were settled in 1995 through the payment of cash and the issuance on December 31, 1996 of 1.4 million Sulcus Common Shares valued at $2,800 thousand. At December 31, 1995, the Company recorded a provision of $2,861 thousand, which together with amounts previously accrued represented the costs incurred in connection with this agreement.

         On March 20, 1996, the Company and others resolved a dispute surrounding the 1992 purchase of Squirrel Companies, Inc. Under the terms of the agreement, the Company agreed to deliver 498 thousand shares of Sulcus Common Shares and to cancel 120 thousand shares previously issued. At December 31, 1995, the Company recorded an increase in goodwill and capital stock in the amount of $391 thousand to reflect this settlement.

         Other suits arising in the ordinary course of business are pending against the Company and its subsidiaries. The Company believes that the ultimate outcome of these actions and those described above will not result in a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                      SULCUS HOSPITALITY TECHNOLOGIES CORP.
                                  SCHEDULE VIII
                        VALUATION AND QUALIFYING ACCOUNTS
           FOR THE THREE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                             (THOUSANDS OF DOLLARS)


                                             Balance                            Charged to       Amount            Balance
                                            beginning          Acquired          cost and       charged            at end
                                             of year          valuations         expenses         off              of year
                                             -------          ----------         --------         ---              -------
1997
Allowance for doubtful accounts               $1,913                 $0             $545             $673           $1,785


1996
Allowance for doubtful accounts                2,581                  0              859            1,527            1,913


1995
Allowance for doubtful accounts                2,597                  0              573              589            2,581

