Form 10-K/A
period 1997-12-31
SULCUS HOSPITALITY TECHNOLOGIES CORP
filed 1998-05-01
CIK 726712

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 ---------------
                                  FORM 10-K/A
(Mark One)
[ X ]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
           OF 1934
                   For the fiscal year ended December 31, 1997

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

         None

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of Sulcus are as follows:

     Name                 Age                       Position
     ----                 ---                       --------
Leon D. Harris             59      Chairman of the Board and Chief Executive Officer
Robert D. Gries            68      Vice Chairman of the Board and Director (1)
David H. Adler             54      Director (1)
David W. Berkus            57      Director
Christine Hughes           51      Director
John W. Ryba               53      Senior Vice President and Chief Legal Officer
William F. McLay           52      Senior Vice President and Chief Operating Officer
H. Richard Howie           43      Chief Financial Officer, Principal Accounting Officer and Treasurer
Barry Logan                48      President, General Manager, Restaurant Division of Sulcus Hospitality Group


(1) Member of Audit Committee.

         Beginning in 1997 each director is classified into one of three classes, which after a two-year phase in period, will serve for three years, with one class being elected each year. Officers are appointed and serve at the will of the Board of Directors subject in certain cases to the terms of employment agreements.

         LEON D. HARRIS was appointed a Director of the Company in November 1996 and Chief Executive Officer on March 3, 1997. On October 13, 1997, Mr. Harris was elected Chairman of the Board of Directors. From August 1993 to March 1997, he was the President of Physalia Corporation, a consulting group functioning in the computer systems/technology market. From 1985 to 1993, Mr. Harris was President/CEO of Olivetti USA, the American subsidiary of the Italian office equipment/systems company. Mr. Harris serves as a director with a term expiring at the 2000 Annual Meeting of Shareholders.

         ROBERT D. GRIES has been a Director of the Company since 1983 and was elected Vice Chairman of the Board on October 13, 1997. He was the Acting Chairman of the Board of Directors from March 3, 1997 to October 13, 1997. Since 1964, Mr. Gries has been President of the Gries Companies which engages in venture capital financing. From 1966 to 1995 he was Vice President, director and a principal shareholder of the Cleveland Browns Football Company, Inc., a National Football League team. Mr. Gries is a director of Gries Financial Corp., a registered investment advisor. Mr. Gries serves as a director with a term expiring at the 2000 Annual Meeting of Shareholders.

         DAVID H. ADLER was appointed a Director of the Company in August 1993. Mr. Adler has been Chief Executive Officer and majority shareholder of a group of privately-owned companies since 1985, including the Adler Financial Group, David H. Adler Real Estate Enterprises and PEBECO (Pennsylvania Bedding Incorporated) of Scranton, Pennsylvania, a manufacturer of King Koil and other private labeled mattresses and sleep products. Mr. Adler serves as a director with a term expiring at the 1998 Annual Meeting of Shareholders.

         DAVID W. BERKUS was appointed a Director of the Company in August 1997. Since 1993, Mr. Berkus has been the Principal of Berkus Technology Ventures, a venture capital company that invests in software-based businesses. Prior to that, Mr. Berkus founded Computerized Lodging Systems, Inc. ("CLS"), which grew to revenues of $22 million, representing the largest PMS vendor in the world. CLS was later sold to MAI in 1990. Mr. Berkus serves as a director with a term expiring at the 1999 Annual Meeting of Shareholders.

         CHRISTINE HUGHES was appointed a Director of the Company in November 1997. Since 1996 Ms. Hughes has been Vice President of Marketing for Secure Computing Corporation, a leader in network security. Prior to Secure Computing, Ms. Hughes was Senior Vice President of Corporate Marketing for Novell, Inc. from 1994 to 1996. Previously, Ms. Hughes was Vice President of Integrated Marketing for U.S. Operations for Xerox Corporation. Ms. Hughes serves as a director with a term expiring at the 1999 Annual Meeting of Shareholders.

         JOHN W. RYBA joined the Company in September 1987 as its General Counsel and is presently its Senior Vice President and Chief Legal Officer. Mr. Ryba was elected a director in May 1989 and resigned as a director in February 1997.

Mr. Ryba was engaged in the private practice of law in Pittsburgh, Pennsylvania, from 1984 until joining the Company. His firm represented computer software and hardware companies.

         WILLIAM F. MCLAY joined the Company in 1990 as its Chief Financial Officer until January 1991, when he left to serve as a Financial Advisor to Foster Industries, Inc. through 1992. Mr. McLay rejoined the Company in 1993, as Director of Corporate Planning and Development, later becoming Managing Director. In April 1997, he was appointed Senior Vice President and Chief Operating Officer. In April 1998, Mr. McLay left the Company.

         H. RICHARD HOWIE joined the Company in July 1994 as Chief Financial Officer/Vice President-Finance and Treasurer. Previously, from January 1994 to June 1994, he was Chief Financial Officer at Central Blood Bank, Inc. From 1987 to November 1993, he was Vice President Finance and Chief Financial Officer of Stuart Medical, Inc., a nationwide hospital distributor of medical and surgical supplies. In April 1998, Mr. Howie left the Company.

         BARRY LOGAN was promoted to President and General Manager-Restaurant Division of Sulcus Hospitality Group in 1997. Prior to this, he served as vice president of the same division since 1994. He joined the Company as Vice President of Research and Development of Squirrel at the time of its acquisition by the Company in March 1992.

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

         Based solely on review of the copies of such forms furnished to the Company, or written representation that no other reports were required, the Company believes that during 1997 all Section 16(a) filing requirements applicable to its officers and directors were complied with, except Mr. Gries made two inadvertent late filings on Form 4 regarding the purchase of stock and the grant of stock options. Mr. Berkus made one inadvertent late filing on Form 4 regarding the grant of stock options under the 1997 Non-Employee Directors Plan. Ms. Hughes inadvertently filed her Form 3 late at the time that she became a reporting person. Each individual promptly reported the transactions as soon as the error was discovered.

ITEM 11.    EXECUTIVE COMPENSATION

         The following tables present certain information concerning the cash compensation and stock options provided to the named executive officers during the years ended December 31, 1997, 1996 and 1995.

SUMMARY COMPENSATION TABLE

         The following table reflects in thousand the total compensation paid during 1997, 1996 and 1995, for services in all capacities to the Company by the Chairman and each of the other four most highly compensated executive officers of the Company during 1997 (the "Named Officers").

                                 Annual Compensation (in thousands)         Long Term Compensation
                                 ----------------------------------         ----------------------
                                                                                 Awards
                                                                                 Securities
Name and                                                                         Underlying
Principal                                                  Other Annual          Options/SARs
Position          Year     Salary($)       Bonuses        Compensation($)        (thousands of shares)
--------          ----     ---------       -------        ---------------        ---------------------
Leon D Harris     1997     222                25                       ----              312(1)
Chairman &        1996     ---              ----                       ----             ----
Chief Executive   1995     ---              ----                       ----             ----
Officer

John W. Ryba      1997     104                 3                       ----             ----
Senior V.P. &     1996     104              ----                       ----             ----
Chief Legal       1995     104              ----                       ----             ----
Officer

William F. McLay  1997     145                 7                       ----             ----
Senior V.P. &     1996     120              ----                       ----               20
Chief Operating   1995     120              ----                       ----               20
Officer (2)

H. Richard Howie  1997     123              ----                       ----             ----
Chief Financial   1996     120              ----                       ----               36
Officer (2)       1995     120              ----                       ----             ----

Barry Logan       1997     120                13                       ----             ----
V.P. of Sulcus    1996     108                22                       ----               10
Restaurant Div.   1995     114              ----                       ----             ----


(1) Additionally, options to purchase 50 thousand shares were issued on November 13, 1996 to Mr. Harris under the 1991 Directors plan.

(2)   Left the Company in April 1998.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table summarizes the aggregate amount of shares subject to stock options granted, for the period January 1, 1997 through December 31, 1997, to the Named Officers. No gain on these options will be realized by the Named Officers without an increase in the price of Company Common Stock from the date of grant, which will benefit all stockholders proportionately. The number of shares granted and values thereof are in thousands, except for per share prices.

                                                                 Individual Grants
                           --------------------------------------------------------------------------------------------------
                           Number of                                                            Potential Realizable Value
                           Securities       % of Total                                           at Assumed Annual Rates
                           Underlying       Options           Exercise                           of Stock Price Appreciation
                           Options/         Granted to        or Base                           for Option Individual Grants
                           SARS             Employees         Price             Expiration     ------------------------------
Name                       Granted          in 1997           ($/Sh)            Date             5%($)(1)       10%($)(1)
----                       -------          ------------      ------            -----------      --------       ---------
Leon D. Harris              250                  30%          $1.6250           01/01/01            $88           $188
                             50                   6%          $1.6875           01/01/01            $18            $39
                             12                   1%          $2.0624           01/01/01             $5            $12
                            ---                 ---                                                ----           ----
                            312                  37%                                               $111           $239

John W. Ryba                  1                 ---           $2.3125           01/01/01             --             $1

William F. McLay              3                 ---           $2.3125           01/01/01             $2             $3

H. Richard Howie             --                  --                --                 --             --             --

Barry Logan                 102                  12%          $1.6875           01/01/01            $37            $80
                              6                   1%          $2.3125           01/01/01             $3             $6
                           ----                 ---                                                 ---           ----
                            108                  13%                                                $40            $86

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

AGGREGATED OPTION/SAR EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

         The following table sets forth information concerning the net value realized on the exercise of stock options in 1997 by the Chairman and each of the Named Officers as of December 31, 1997. The number of shares granted and values thereof are expressed in thousands.

                                                                                Number of
                                                                                Securities                Value of
                                                                                Underlying                Unexercised
                                                                                Unexercised               In-the-Money
                                                                                Options/SARs              Options/SARs
                                                                                at 12/31/97               at 12/31/97($)(1)
                                                                                ------------              -----------------
                           Shares Acquired           Value Realized             Exercisable/              Exercisable/
Name                       on Exercise               ($)                        Unexercisable             Unexercisable
----                       ---------------           ---------------            -------------             -------------
Leon D. Harris             0                         0                          60/252                    $74/$307

Joel Nagelmann             0                         0                          141/86                    $62/$36

John W. Ryba               0                         0                          120/1                     $120/$1

William McLay              0                         0                          68/35                     $36/$24

H. Richard Howie           0                         0                          14/22                     $6/$9

Barry Logan                0                         0                          34/87                     $35/$100


(1) The value of unexercised, in-the-money options is the difference between the exercise price and the fair market value of Company Common Stock at December 31, 1997, which was $2.8750.


COMPENSATION OF DIRECTORS

         Directors who are not officers or employees of the Company ("Outside Directors") are reimbursed for their direct expenses incurred in attending a meeting. In addition, pursuant to the Company's Amended and Restated 1991 Stock Option Plan for Directors and the 1997 Non-Employee Directors' Stock Option Plan (the "Directors Plans"), the Company has reserved 1 million shares of its Common Stock for Directors (excluding Directors who are officers or employees) of the Company or any of its subsidiaries. A committee is charged with authority to administer the Directors Plan, to award options, determine the option exercise price (at a price not less then the fair market value of the Common Stock when granted) and fix the vesting schedule and other terms thereof. Jeffrey S. Ratner and one other executive officer served on this committee in 1997. During fiscal year 1997, options to purchase 100,000 shares of Common Stock were awarded under the 1991 Directors Plan to each Outside Director, Robert D. Gries, David H. Adler, David W. Berkus and Christine Hughes, at an exercise price of $1.6875 per share, except for Ms. Hughes whose options were priced at $3.00. Options to purchase 25 percent of such shares vested immediately upon grant, with the remaining 75 percent vesting in 25 percent increments over the following three years. Also granted in 1997 were grants of 5,000 options to each Outside Director, Robert D. Gries, David H. Adler, David W. Berkus and Christine Hughes, under the 1997 Non-Employee Director's Stock Option Plan. The options were priced at $3.1875 for Messrs. Gries, Adler and Berkus and at $3.00 per share for Ms. Hughes. Options to purchase 33-1/3 percent of such shares vest one year from date of grant, with the remaining 66.6 percent vesting in 33-1/3 increments over the following two years.

EMPLOYMENT ARRANGEMENTS

         In March 1997, Leon Harris was elected as the Company's Chief Executive Officer. Mr. Harris has entered into an employment agreement with the Company providing for an annual salary of $225,000. Commencing on August 11, 1997, the Board of Directors authorized an increase of Mr. Harris annual base salary to $300,000 and his agreement was extended from three years to a total of five years. Mr. Harris is entitled to receive annual bonuses (ranging from 3% to 5% of the annual after-tax earnings) as of December 31 in each year of his employment, commencing in 1997, subject to certain limitations, payable one-half in cash and one-half in stock options. These bonus options vest one-half on the date of grant and one-half one year later. Mr. Harris also was granted an option to purchase 250,000 shares of the Company's common stock at $1.625 per share vesting over five years at 20 percent per year beginning March 4, 1997. On August 11, 1997 Mr. Harris was granted options to purchase 50,000 shares of the Common Stock at $1.6875 per share. Mr. Harris may retain all options granted and all other rights for two years if his employment is terminated without cause.

         H. Richard Howie joined the Company in July 1994, as Chief Financial Officer pursuant to an employment agreement providing for an annual salary of $120,000. Mr. Howie was granted an option to purchase 30,000 shares of Company Common Stock at a price of $3.375 per share. These options were canceled and new options for 36,000 shares were granted on March 25, 1996, at a price of $2.4375, twenty percent of which were immediately exercisable and the rest vesting over four years at twenty percent per year beginning in March 1997. This employment agreement can be terminated by the Company or Mr. Howie on 14 days notice without cause. In April 1998, Mr. Howie left the Company.

         The Company's employment agreements impose non-competition and confidentiality obligations and provide for the assignment to the Company of all rights to any technology developed by the executive during the term of his employment.

         On October 13, 1997, the Company entered into change in control severance agreements with certain of its executive officers (the "Change in Control Agreements"), including each of the Named Officers. Each of the Change in Control Agreements provides that, in the event of termination of the Named Officer's employment by the Company other than for Cause, or upon the Named Officer's resignation for Good Reason (each of which terms is defined in the Change in Control Agreements), within 24 months immediately following a change in control of the company (as defined below) the Named Officer shall receive the following benefits from the Company: (i) 300% of the sum of (A) his current base salary, (B) the highest annual bonus paid to him in the prior two (2) completed fiscal years, and (C) the target bonus he would receive for the year in which the change in control occurs; (ii) cash payments in lieu of rights under any incentive compensation or bonus plans, outstanding stock options, and one (1) year of additional accrued benefits under the Company's health and medical plans; and (iii) additional life and health insurance benefits and outplacement services for a period of one (1) year.

         A "change in control" under the Change in Control Agreements is deemed to occur if: (i) any person becomes the owner of 10% of the Company's voting securities; (ii) during any one (1) year period the majority of the members of the Board of Director changes without the approval of two-thirds of the Directors; (iii) the Company's shareholders approve a merger or consolidation with another company in which the Company's voting securities do not continue to represent at least 80% of the surviving entity (except in the case of certain recapitalizations of the Company); or (iv) the Company's shareholders approve a plan of complete liquidation, sale or disposition of all or substantially all of the Company's assets.

         On February 24, 1997, Mr. Ratner gave notice to the Company of termination of his employment agreement. Termination provisions of his employment agreement resulted in a severance obligation of the Company, although the parties disputed the amounts due. In May 1997, the Company and Mr. Ratner entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") pursuant to which, among other things, the Company will (i) pay to Mr. Ratner the sum of $1,225,000 plus interest at the rate of 5% per annum, in 84 equal semi-monthly installments of $15,911.72, which payments commenced effective as of March 1, 1997; (ii) provide Mr. Ratner with family health and life insurance benefits until April 1,2000; and (iii) reimburse Mr. Ratner for reasonable legal fees associated with the termination of his employment, not in excess of $50,000. Under the Settlement Agreement, Mr. Ratner agrees generally not to compete, through ownership control or employment, with the Company for a period of three years.

         In March 1997, Mr. Nagelmann resigned and his employment agreement was terminated. Pursuant to the terms of the General Release and Severance Agreement (the "Severance Agreement") between the Company and Mr. Nagelmann, the Company will continue to pay Mr. Nagelmann his monthly salary of $16,667 until April 17, 1998, and he will retain all stock options granted and may exercise them in accordance with their terms until March 10, 1999. The Company provided Mr. Nagelmann with a loan in the amount of $65,485, which, pursuant to the terms of his Employment Agreement, would be forgiven by the Company in the event that Mr. Nagelmann's employment was terminated without cause within three years of his employment. The loan was forgiven by the Company in March 1997. Agreements between the Company and Mr. Nagelmann regarding non-disclosure of trade secrets and confidential information, non-compete and other similar covenants remain in effect.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The following persons participated in compensation decisions made during 1997: Robert D. Gries and David H. Adler. There are no interlocking relationships, as defined in the regulations of the Securities and Exchange Commission, involving any of these individuals.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of April 22, 1998, with respect to shares of Common Stock of the Company beneficially owned by each Director and by all executive officers and Directors as a group, and by persons known to the Company to be beneficial owners of 5% or more of Company Common Stock. As of such date, 17,059,152 shares of Common Stock were issued and outstanding.

Directors, Officers and                           Number of Shares
5% Shareholders                                  Beneficially Owned             Percentage of Class
-----------------------                          ------------------             -------------------
Leon D. Harris                                         230,661  (1)                     1%
Robert D. Gries                                        170,000  (2)                     1%
David H. Adler                                          69,750  (3)                     *
David W. Berkus                                         71,296  (4)                     *
Christine Hughes                                        25,000  (5)                     *
John W. Ryba                                            88,260  (6)                     *
William F. McLay                                        90,781  (7)                     *
H. Richard Howie                                        22,600  (8)                     *
Barry Logan                                             38,215  (9)                     *

    All Directors and executive
    officers as a group.                               806,563                          5%
    (9 persons)

(1) Includes 32,100 shares currently owned of record and 198,561 shares subject to a currently exercisable option.**

(2) Includes 145,000 shares owned of record and 25,000 shares subject to a currently exercisable option.**

(3) Included 6,000 shares owned of record and 63,750 shares subject to a currently exercisable option.**

(4) Includes 36,281 shares of restricted Common Stock and 10,015 shares of Common Stock held in the name of The Berkus Trust and 25,000 shares subject to a currently exercisable option.**

(5)   Includes 25,000 shares subject to a currently exercisable option.**

(6)   Includes 88,260 shares subject to a currently exercisable option.**

(7) Includes 18,175 shares currently owned of record and 72,606 shares subject to a currently exercisable option. Mr. McLay left the company in April 1998 and the vested options expire if not exercised by October 1998**

(8) Includes 1,000 shares currently owned of record and 21,600 shares subject to a currently exercisable option. Mr. Howie left the company in April 1998 and the vested options expire if not exercised by October 1998**

(9) Includes 900 shares currently owned of record and 37,315 shares subject to a currently exercisable option.**

*     Less than 1% issued and outstanding.

** A currently exercisable option is one which is exercisable within 60 days from the date hereof.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         Mr. Leon Harris, Chief Executive Officer and Director of the Company was the President and owner of Physalia Corporation until March 3, 1997. In April 1996 Physalia Corporation entered into a management contract with Radix Systems, Inc. a subsidiary of the Company, to provide management and operating services related to document conversion activities. The contract provided for the payment by Radix of a set monthly fee, variable commissions calculated as a percent of Radix' gross sales, bonus and reimbursement of out-of-pocket expenses. During the year ended December 31, 1997, payments of $32 thousand were made to Physalia. In accordance with its terms, the contract terminated on March 31, 1997.


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

