Form 10-Q
period 1998-03-31
SULCUS HOSPITALITY TECHNOLOGIES CORP
filed 1998-05-15
CIK 726712

QUARTERLY REPORT ON FORM 10-Q

Securities and Exchange Commission
Washington, D.C.  20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998.

Commission File Number 0-13226

Sulcus Hospitality Technologies Corp.
Incorporated in the Commonwealth of Pennsylvania
IRS Employer Identification No. 25-1369276
Address:   Sulcus Centre
           41 North Main Street
           Greensburg, Pennsylvania 15601

Telephone:  (724) 836-2000


Sulcus Hospitality Technologies Corp. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

As of April 23, 1998, there were 17,061,017 shares of Common Stock, no par value, outstanding.

The following sections of the First Quarter Report set forth in the cross-reference index are incorporated in the Quarterly Report on Form 10-Q.

          Cross Reference                            Page(s)
          ---------------------------------------------------
PART I    FINANCIAL INFORMATION

Item 1    Consolidated Balance Sheet as of March
          31, 1998 and December 31, 1997                 6

          Consolidated Statement of Operations for
          the three months ended March 31, 1998
          and 1997                                       7

          Consolidated Statement of Cash Flows for
          the three months ended March 31, 1998
          and 1997                                       8

          Notes to Consolidated Financial
          Statements                                     9

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                    2-5

PART II   OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K              11

          SIGNATURES                                    11
-------------------------------------------------------------


CORPORATE INFORMATION

STOCK INFORMATION
   Sulcus Hospitality Technologies Corp.
   Common Stock is listed on the American
   Stock Exchange under the symbol "SUL".

INTERNET ADDRESS
   www.sulcus.com

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes included herein and Sulcus Hospitality Technologies Corp.'s Financial Statements and Management's Discussion and Analysis included in its 1997 Annual Report on Form 10-K.

OVERVIEW Sulcus Hospitality Technologies Corp. ("Sulcus" or the "Company") is a leading provider of information technology to the hospitality industry. Sulcus develops, manufactures, markets and installs computerized systems designed to automate the creation, handling, storage and retrieval of information and documents. Through more than 100 worldwide locations, Sulcus operates one of the largest distribution and support networks in the hospitality industry.

The Company's systems are offered together with full services, training, maintenance and support. The Company has installed systems throughout North and South America, Europe, Africa, Asia and Australia. Customers include property management companies, condominiums, hotels, motels, restaurants, resorts, country clubs and cruise lines.

During the past year, Sulcus' operating strategies have focused on developing new products and services, enhancing existing offerings and improving productivity. New and enhanced products are accomplished through internal research and development and through acquisitions. Internal development efforts have focused on the "legacy solution", a suite of products offered to the hospitality industry and upcoming releases of the Squirrel division's family of solutions for the restaurant industry. Management has sought to improve productivity through divestiture of unprofitable divisions, office consolidation and management reorganization.

On December 31, 1997, the Company completed the acquisition of Senercomm, Inc. (Senercomm) of West Palm Beach, Florida. Senercomm designs, manufactures and sells in-room information systems to the hotel industry. The acquisition was accounted for as a purchase. Effective January 1, 1998, Senercomm's results of operations are included in Sulcus' financial statements.


FIRST QUARTER 1998 VERSUS FIRST QUARTER 1997

SUMMARY RESULTS OF OPERATIONS
                                              THREE MONTHS
Dollars in thousands,                        ENDED MARCH 31
                                         ----------------------
   except per share                           1998      1997
---------------------------------------------------------------
Net income (loss)                             $420    $(1,755)
Diluted earnings (loss) per share              .02       (.10)
Operating income (loss)                        330     (1,964)
Net sales                                   14,465     12,624
Gross profit                                 8,094      6,758
Gross profit margin                           56.0%      53.5%
---------------------------------------------------------------

Net income totaled $420 thousand in the first three months of 1998 compared with a loss of $1.8 million in the same period a year ago. Diluted earnings per share in the first quarter of 1998 were $.02 compared with a loss per share of $.10 in the first quarter of 1997. The first quarter 1997 results included a $1.5 million charge for severance obligations to the Company's former chairman and its president. Excluding this charge, the Company's net loss and loss per share for the first quarter of 1997 were $217 thousand and $.01, respectively. Income from operations was $330 thousand in the first three months of 1998 and, excluding the severance charge, was an operating loss of $426 thousand in the first quarter of 1997. The improved financial performance was largely attributable to a 14.6% growth in revenue and higher profit margins.

NET REVENUE The following table sets forth, for the period indicated, the Company's net sales and related gross profit:

Three months ended March 31
Dollars in thousands          SYSTEM     SUPPORT       TOTAL
---------------------------------------------------------------
1998
  Net revenue                 $9,443      $5,022     $14,465
  Cost of sales                4,952       1,419       6,371
                            -----------------------------------
  Gross profit                $4,491      $3,603      $8,094
---------------------------------------------------------------

1997
  Net revenue                 $7,701      $4,923     $12,624
  Cost of sales                4,391       1,475       5,866
                            -----------------------------------
  Gross profit                $3,310      $3,448      $6,758
---------------------------------------------------------------

Net sales in the first quarter of 1998 increased $1.8 million, or 14.6%, in the quarter-to-quarter comparison primarily due to a 22.6% growth in worldwide system sales and the Senercomm acquisition. Support revenues increased 5.4%.

Gross profit increased 19.8% to $8.1 million in the first three months of 1998 compared to $6.8 million in the year-earlier period. Gross margin, as a percentage of sales, was 56.0% and 53.5% in the comparison. The improvement in gross profit is attributable to increased sales, a reduction in amortization of capitalized software costs due to certain software products becoming fully amortized in 1997, and a reduction in technical support costs.

OPERATING EXPENSES
                                THREE MONTHS ENDED
                                     MARCH 31
                               ---------------------
Dollars in thousands               1998       1997     CHANGE
---------------------------------------------------------------
Selling, general and
   administrative
     Compensation                $3,885     $3,996     (2.8)%
     Severance                        -      1,538       nm
     Other                        2,940      2,381     23.5
                               ---------------------
      Total                       6,825      7,915    (13.8)
Research and development            929        735       nm
Capitalization of software
   development costs               (425)      (341)      nm
                               ---------------------
   Net research and
      development                   504        394     27.9
Depreciation and amortization
   Property and equipment           237        215     10.2
   Goodwill                         198        198       -
                               ---------------------
      Total                         435        413      5.3
                               ---------------------
   Total operating expenses      $7,764     $8,722    (11.0)%
---------------------------------------------------------------
nm - not meaningful

Total operating expenses in the first quarter of 1998 decreased $1.0 million, or 11.0% compared to the first quarter of 1997. Excluding the $1.5 million one-time severance charge recorded in the first quarter of 1997, operating expenses increased $580 thousand, or 8%. The increase was primarily due to including Senercomm's operations in 1998, and an increase in selling, general and administrative expenses associated with expanding operating activities including marketing of products and services. In addition, the higher expense levels reflect additional research and development expenditures. These increases were partially offset by the effects of staff reductions in the domestic property management business and in certain corporate positions in connection with initiatives to improve productivity.

OTHER INCOME AND EXPENSE During the first quarter of 1998, the Company had other income of $90 thousand compared with $209 thousand a year ago. The decline was due to lower dividend and interest income associated with the reduction in the investment portfolio in 1997. This decline was partially offset by lower interest expense.

INCOME FROM OPERATIONS Operating income totaled $330 thousand in the first three months of 1998 compared with a loss of $2.0 million a year ago. Excluding the $1.5 million one-time severance charge, the operating loss was $426 thousand in the first quarter of 1997. The improved operating results in the quarter-to-quarter comparison were primarily due to volume-related growth in sales of property management systems, acquisitions and higher margins.

INCOME TAXES At March 31, 1998, the Company had net deferred tax assets totaling $2.1 million, net of valuation allowances of $8.9 million. The valuation allowance was increased in the first quarter of 1998 by $62 thousand compared with an increase of $449 thousand in the first quarter of 1997. The valuation allowance reflects the Company's estimate of the adjustment necessary to reduce the net deferred tax assets to the net recoverable amount. No income tax provision was recorded in the first quarter of 1998 or 1997.

The realizability of Sulcus' deferred tax asset is contingent upon a number of factors including the ability of the Company to maintain a level of operations that will generate taxable income. Management believes that it is more likely than not Sulcus will generate taxable income sufficient to realize a portion of the tax benefits associated with net operating losses and tax credit carryforwards prior to their expiration. This belief is based upon the actual results achieved in the first quarter of 1998 and recent years and expected taxable income in the remainder of 1998 and the next several years thereafter. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a non-cash charge to expense. However, if the Company achieves sufficient profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a non-cash credit to income.

GEOGRAPHIC INFORMATION Sulcus conducts worldwide operations through separate geographic area organizations which represent major markets or combinations of related markets. Transfers between markets are valued at cost. Financial information by geographic area was as follows:

                                           THREE MONTHS
                                           ENDED MARCH 31
Dollars in thousands                     1998          1997
---------------------------------------------------------------
Net revenues
   Domestic                            $9,065        $7,823
   Canada                               1,457         1,262
   Pacific Region                       3,102         2,631
   Europe                                 841         1,253
                                    --------------------------
Consolidated net revenue              $14,465       $12,969
                                    --------------------------

Net income (loss)
   Domestic                              $144       $(1,441)
   Canada                                  19           (14)
   Pacific Region                         186           (69)
   Europe                                  71          (231)
                                    --------------------------
Consolidated net income (loss)           $420       $(1,755)
                                    --------------------------

                                     MARCH 31     DECEMBER 31
                                         1998          1997
                                    --------------------------
Identifiable assets
   Domestic                           $29,540       $31,831
   Canada                               2,557         2,570
   Pacific Region                       4,960         4,492
   Europe                               3,581         3,313
                                    --------------------------
Consolidated identifiable assets      $40,368       $42,206
--------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES The Company's liquidity is primarily dependent upon its ability to generate sufficient working capital through profitable operations. Cash provided by operations totaled $1.7 million in the first quarter of 1998 and $2.5 million a year ago. Cash and cash equivalents totaled $9.2 million and $8.9 million at March 31, 1998 and December 31, 1997, respectively.

Management believes that in order to achieve sustained profitability, it must continue to increase sales and improve productivity related to selling, general and administrative expenses. In order to increase sales, the Company believes that it must increase its distribution channels, continually provide upgrades to current products and introduce new competitive products in the hospitality industry.

The backlog of hardware and software orders at March 31, 1998 is expected to be filled within one year and amounted to $8.8 million.

Current short-term capital needs will be funded primarily through internal working capital generated from anticipated operating revenues such as new sales, continuing and new support services revenue, and the backlog of orders received and pending.

At March 31, 1998, the Company has available a $3 million line of credit under a commercial revolving note, expiring in April 1999, and bearing interest at the bank's prime rate plus 1.5%. Borrowings under the line of credit are collateralized by the Company's equipment, accounts receivable and inventories located in the United States.

Management believes, based upon current levels of operations and forecasted earnings, that cash flow from operations together with working capital will be adequate to satisfy its obligations and fund operations. If the Company's sources of funds were insufficient to satisfy the Company's cash requirements, the Company may need to seek other sources of capital or obtain additional financing. There is no assurance that such new financing alternatives would be available.

Stockholders' equity totaled $25.9 million at March 31, 1998 compared with $25.5 million at year-end 1997.

EFFECT OF YEAR 2000 The Company is testing the current versions of its products and is designing the newest versions to process Year 2000 data. Those versions tested are substantially Year 2000 compliant. Although the Company is testing its products for Year 2000 compliance, there can be no assurance that undetected errors or defects will not exist that might cause a product to fail to process Year 2000 data correctly. Presently, the Company is not aware of any material operational problems or costs related to Year 2000 compliance of its products. After inquiries of its vendors and suppliers, the Company believes that its major internal information systems are or will be Year 2000 compliant.

FORWARD-LOOKING STATEMENTS The foregoing discussion and the Company's consolidated financial statements contain certain forward-looking statements that involve risks and uncertainties, including the following: (i) the realizability of deferred tax assets which is contingent upon a number of factors including the ability of the Company to achieve a level of operations that will generate taxable income, (ii) the expected useful lives of intangible assets such as purchased and capitalized software and goodwill, (iii) management's belief that in order to be profitable, it must continue to increase sales and improve productivity relating to selling, general and administrative expenses, (iv) management's belief that it must increase its distribution channels, internally develop and introduce new products and/or acquire competitive products in the hospitality industry in order to increase sales,
(v) the adequacy of operating cash flows over the next several years together with currently available working capital to finance the growth needs of the Company, (vi) rapidly changing technology, accelerated product obsolescence and rapidly changing hospitality industry standards, resulting in the need to update products and introduce new products and services in a timely manner to meet evolving customer requirements (vii) the impact of foreign exchange on the reported results. As a result, the Company's actual results could differ materially from the results discussed in the forward-looking statements.

                      SULCUS HOSPITALITY TECHNOLOGIES CORP.
                           CONSOLIDATED BALANCE SHEET


                                                                    MARCH 31   DECEMBER 31
Dollars in thousands, except share data                               1998        1997
------------------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                                           $  9,171      $  8,894
Short-term investments                                                    --           259
Accounts receivable, net of allowance of $1,852 and $1,785             9,394        11,256
Inventories                                                            3,432         3,261
Deferred taxes                                                           389           389
Other current assets                                                   1,957         1,718
                                                                    --------      --------
     Total current assets                                             24,343        25,777

Purchased and capitalized software, net of accumulated
     amortization of $11,733 and $11,396                               5,044         4,961
Property and equipment, net of accumulated amortization
     of $5,212 and $4,841                                              2,283         2,142
Goodwill, net of accumulated amortization of $4,437 and $4,240         6,230         6,428
Deferred taxes                                                         1,711         1,711
Other noncurrent assets                                                1,027         1,187
                                                                    --------      --------
          Total Assets                                              $ 40,638      $ 42,206
                                                                    ========      ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings                                               $    500      $  1,300
Current portion of long-term debt                                        747           705
Current portion of capital leases                                        122           160
Accounts payable                                                       3,218         2,645
Deferred revenue                                                       5,647         6,542
Customer deposits                                                      1,639         1,666
Other accrued liabilities                                              1,554         2,252
                                                                    --------      --------
     Total current liabilities                                        13,427        15,270

Long-term debt                                                         1,309         1,408
Capital leases                                                            29            40

STOCKHOLDERS' EQUITY
Preferred Stock - Series B Junior Participating, no par
     value; 300,000 shares authorized, none issued                        --            --
Common stock, no par value; 30,000,000 shares authorized and
     17,059,152 and 17,057,063 shares issued                          41,344        41,338
Retained deficit                                                     (14,943)      (15,363)
Accumulated other comprehensive income (loss)                           (528)         (487)
                                                                    --------      --------
     Total stockholders' equity                                       25,873        25,488
                                                                    ========      ========
     Total Liabilities and Stockholders' Equity                     $ 40,638      $ 42,206
                                                                    ========      ========

         The accompanying notes are an integral part of this statement.

                      SULCUS HOSPITALITY TECHNOLOGIES CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                               THREE MONTHS
                                                               ENDED MARCH 31
In thousands, except per share data                          1998         1997
--------------------------------------------------------------------------------
Net revenue
   Systems                                                $ 9,443      $ 7,701
   Support                                                  5,022        4,923
                                                          -------      -------
     Total revenue                                         14,465       12,624

Cost of goods sold and services provided
   Systems                                                  4,952        4,391
   Support                                                  1,419        1,475
                                                          -------      -------
     Total cost of goods sold and services provided         6,371        5,866
                                                          -------      -------

         Gross profit                                       8,094        6,758

Operating expenses
   Selling, general and administrative                      6,825        7,915
   Research and development, net of capitalization of
      software development costs of $425 and $341             504          394
   Depreciation and amortization                              435          413
                                                          -------      -------
     Total expenses                                         7,764        8,722

         Income (loss) from operations                        330       (1,964)

Other (income) expense
   Interest expense                                            25          121
   Dividend and interest income                              (106)        (345)
   Realized (gains) losses on sales of securities              (9)          15
                                                          -------      -------
     Total other (income) expense                             (90)        (209)

Income (loss) before income taxes                             420       (1,755)
Income taxes                                                   --           --
                                                          -------      -------
     Net income (loss)                                    $   420      $(1,755)
                                                          =======      =======

Earnings (Loss) Per Common Share
   Basic                                                  $   .02      $  (.10)
   Diluted                                                    .02         (.10)
                                                          =======      =======

Weighted Average Shares Outstanding       Basic            17,059       16,881
                                          Diluted          17,501       16,881
                                                          -------      -------

         The accompanying notes are an integral part of this statement.

                      SULCUS HOSPITALITY TECHNOLOGIES CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31
Dollars in thousands                                             1998          1997
-------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                             $   420      $(1,755)
Adjustments to reconcile to cash provided by operations
     Depreciation and amortization                                771        1,161
     Provision for doubtful accounts                              264          202
     Realized investment (gains) losses                            (9)          15
     Changes in operating assets and liabilities
         Accounts receivable                                    1,598        4,454
         Inventories                                             (171)        (429)
         Accounts payable                                         573          (67)
         Deferred revenues                                       (896)      (1,158)
         Customer deposits                                        (26)        (352)
         Other assets and liabilities                            (795)         480
                                                              -------      -------
              Net cash provided by operating activities         1,729        2,549

INVESTING ACTIVITIES
     Purchases of securities available for sale                    --           (7)
     Proceeds from sales of securities available for sale         259          500
     Investments in sales-type leases                             (17)         (73)
     Payments received on sales-type leases                        43           46
     Capital expenditures                                        (374)        (248)
     Software development costs capitalized                      (425)        (341)
                                                              -------      -------
         Net cash used in investing activities                   (514)        (123)

FINANCING ACTIVITIES
     Short term borrowings                                       (800)        (672)
     Long-term debt repayments                                    (57)         (11)
     Capital lease repayments                                     (49)         (42)
                                                              -------      -------
         Net cash used in financing activities                   (906)        (725)

Effect of changes in currency exchange rate                       (32)         (18)
                                                              -------      -------
     Increase (decrease) in cash                                  277        1,683
         Cash, beginning of period                              8,894        2,503
                                                              -------      -------
         Cash, end of period                                  $ 9,171      $ 4,186
                                                              =======      =======

         The accompanying notes are an integral part of this statement.

                      SULCUS HOSPITALITY TECHNOLOGIES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   BUSINESS

Sulcus Hospitality Technologies Corp. (the "Company") designs, develops and markets technology solutions that are used in the hospitality industry to improve the management of business critical information and data.

2.   ACCOUNTING POLICIES

BASIS OF PRESENTATION The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of Sulcus Hospitality Technologies Corp. and its wholly owned subsidiaries ("Sulcus"). In management's opinion these financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods presented. Results for these interim periods are not necessarily indicative of results to be expected for the full year. Certain prior period amounts have been reclassified, where necessary, to conform to the current period presentation.

The notes included herein should be read in conjunction with the audited consolidated financial statements included in Sulcus' Annual Report on Form 10-K for the year ended December 31, 1997.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates. Examples of significant estimates include the collectibility of receivables, the future benefit of capitalized computer software costs, lives assigned to goodwill, the net recoverability of deferred tax assets and contingencies relating to sales-type leases. These estimates are particularly susceptible to material changes in the near term.

EARNINGS PER SHARE Basic earnings per common share are computed by dividing net income applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding adjusted for the assumed conversion of all dilutive securities (employee stock options).


REVENUE RECOGNITION Sulcus adopted Statement of Position 97-2 "Software Revenue Recognition," effective for transactions entered into on or after January 1, 1998. This statement provides guidance on revenue recognition for licensing, selling, leasing and otherwise marketing computer software. The adoption of this statement did not significantly change any of the Company's revenue recognition policies nor did it materially affect the reported results of operations or financial position.

RECENT ACCOUNTING PRONOUNCEMENTS The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement, which is effective beginning with annual financial statements issued for periods beginning after December 15, 1997 requires financial and descriptive information about an entity's operating segments to be included in the financial statements. This standard, when implemented, is not expected to materially impact the reported financial position or results of operations of Sulcus.

3.   ACQUISITIONS

In December 1997, the Company acquired Senercomm, Inc. (Senercomm) for approximately $2.2 million. Senercomm designs, manufactures and sells in-room information systems that are used to gather guest data and environmentally control hotel rooms. The purchase price consisted of $.5 million of Sulcus Common Stock, $.5 million of cash and the balance of $1.2 million payable in three equal annual installments including interest at 8% per annum. The acquisition was accounted for as a purchase and, accordingly, the results of operations of Senercomm are consolidated with the Company's effective January 1, 1998. The purchase price was assigned to identifiable assets of working capital ($.2 million) and purchased software ($2.0 million).

4.   OTHER COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is defined as net income and all other nonowner changes in equity. For the first quarter of 1998, comprehensive income totaled $388 thousand. For the same period in 1997, comprehensive income was a loss of $1.8 million. Components of other comprehensive income or loss were foreign currency translation adjustments of $(32) thousand and $(18) thousand in the first quarter of 1998 and 1997, respectively, and unrealized securities losses of $(75) thousand in the first quarter of 1997. The adoption of this Standard did not affect the Company's reported results of operations or financial position.

5.   INCOME TAXES

During the first quarter of 1998, the Company reflected no provision or benefit for income taxes on a pre-tax income of $420 thousand. The valuation allowance was increased in the first quarter of 1998 by $62 thousand reflecting the Company's estimate of adjustments necessary to reduce the net deferred tax assets to the net recoverable amount. No income tax provision was recorded in the first quarter of 1998 or 1997.

The Company had net deferred tax assets, liabilities and valuation reserves as follows:

                                       MARCH 31   DECEMBER 31
Dollars in thousands                     1998        1997
---------------------------------------------------------------
Deferred tax assets                      $1,746        $1,842
Deferred tax liabilities                 (1,767)       (1,893)
Net operating loss carryforwards
   and tax credits                       10,985        10,953
Valuation allowance                      (8,864)       (8,802)
                                      -------------------------
   Net deferred taxes                    $2,100        $2,100
---------------------------------------------------------------


6.   EARNINGS PER SHARE

The computation of earnings per share is as follows:

                                         THREE MONTHS ENDED
In thousands,                                 MARCH 31
                                         --------------------
   except per share                         1998      1997
-------------------------------------------------------------
BASIC EARNINGS PER SHARE
   Net income (loss) applicable
     to common stockholders                 $420   $(1,755)
   Divided by weighted average
     shares outstanding                   17,059    16,881

   Basic earnings (loss) per share          $.02     $(.10)
-------------------------------------------------------------

DILUTED EARNINGS PER SHARE
   Net income (loss) applicable
     to common stockholders                 $420   $(1,755)
   Divided by sum of weighted
     average shares outstanding           17,059    16,881
   Conversion of dilutive stock
     options                                 442
                                         --------------------
     Diluted shares outstanding           17,501    16,881

   Diluted earnings (loss) per share        $.02     $(.10)
-------------------------------------------------------------

Options to purchase 629 thousand and 1.6 million shares of common stock were outstanding in the first three months of 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price exceeded the average market price of the common shares.

Part II  Other Information

Item 6   Exhibits and Reports on Form 8-K

EXHIBITS The following exhibit index lists the Exhibit to the Quarterly Report on Form 10-Q:

27       Financial Data Schedule

REPORTS ON FORM 8-K On January 14, 1998, the Company filed a Current Report on Form 8-K, dated December 31, 1997 to report its acquisition of Senercomm, Inc., filed pursuant to Item 5.

OTHER In May 1998, Michael Wager, age 46, was appointed director of the Company. Since 1989, Mr. Wager has been a partner in the law firm of Benesch, Friedlander, Copland & Aronoff LLP, legal counsel to Sulcus. He is also a director of Michael Anthony Jewelers , Inc. and Speedy Printing Centers, Inc. and serves as a trustee of the Gateway Economic Development Corporation of Greater Cleveland. Mr. Wager serves as a director of Sulcus with a term expiring at the 1998 annual meeting of shareholders.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on May 15, 1998, on its behalf by the undersigned thereunto duly authorized.

Sulcus Hospitality Technologies Corp.


Date: May 15, 1998


By: /s/ JOHN W. RYBA                    By:   /s/ FRANK G. DEIBLE
    ---------------------                   --------------------------
    John W. Ryba                            Frank G. Deible
    Senior Vice President and               (Principal Accounting Officer)
    Chief Legal Officer