Form 10-Q
period 1998-06-30
SULCUS HOSPITALITY TECHNOLOGIES CORP
filed 1998-08-14
CIK 726712

QUARTERLY REPORT ON FORM 10-Q

Securities and Exchange Commission
Washington, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998.

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

As of August 7, 1998, there were 17,084,150 shares of Common Stock, no par value, outstanding.


The following sections of the Second Quarter Report set forth in the cross-reference index are incorporated in the Quarterly Report on Form 10-Q.

          Cross Reference                            Page(s)
          ----------------------------------------------------
PART I    FINANCIAL INFORMATION
Item 1    Consolidated Balance Sheet as of June
          30, 1998 and December 31, 1997                 7

          Consolidated Statement of Operations for
          the three months and six months ended
          June 30, 1998 and 1997                         8

          Consolidated Statement of Cash Flows for
          the six months ended June 30, 1998 and
          1997                                           9

          Notes to Consolidated Financial
          Statements                                    10

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations

             Six Months Ended June 30, 1998
             compared with the Six Months Ended
             June 30, 1997                               2

             Three months ended June 30, 1998
             compared with the Three Months Ended
             June 30, 1997                               4

PART II   OTHER INFORMATION
Item 6    Exhibits and Reports on Form 8-K              12

          SIGNATURES                                    12
---------------------------------------------------------------


CORPORATE INFORMATION

STOCK INFORMATION
   Sulcus Hospitality Technologies Corp.
   Common Stock is listed on the American
   Stock Exchange under the symbol "SUL".

INTERNET ADDRESS
   www.sulcus.com

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Sulcus Hospitality Technologies Corp.'s Financial Statements and Management's Discussion and Analysis included in its 1997 Annual Report on Form 10-K.

OVERVIEW Sulcus Hospitality Technologies Corp. ("Sulcus" or the "Company") is a leading provider of information technology to the hospitality industry. Sulcus develops, manufactures, markets and installs computerized systems designed to automate the creation, handling, storage and retrieval of information and documents for this industry. Through more than 100 worldwide locations, Sulcus operates one of the largest distribution and support networks in the hospitality industry.

The Company's systems are offered together with full services, training, maintenance and support. The Company has installed systems throughout North and South America, Europe, Africa, Asia and Australia. Customers include property management companies, hotels, motels, restaurants, resorts, casinos and country clubs.

During the past year, Sulcus' operating strategies have focused on developing new products and services, and enhancing existing software products. New and enhanced products are accomplished through internal research and development and through acquisitions. Internal development efforts have focused on wINNfinity(TM), a property management system, the "legacy solution", a suite of products offered to the hospitality industry and upcoming releases of the restaurant division's TouchTomorrow Family of Solutions for the restaurant industry.

On December 31, 1997, the Company completed the acquisition of Senercomm, Inc. (Senercomm) of West Palm Beach, Florida. Senercomm designs, manufactures and sells in-room information systems to the hotel industry. The acquisition was accounted for as a purchase. Effective January 1, 1998, Senercomm's results of operations are included in Sulcus' financial statements.


 SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1997

SUMMARY RESULTS OF OPERATIONS

                                            SIX MONTHS ENDED
Dollars in thousands,                           JUNE 30
                                           ------------------
   except per share                           1998       1997
-------------------------------------------------------------
Net sales                                  $30,174    $26,288
Gross profit                                16,449     13,939
Gross profit margin                           54.5%      53.0%

Operating income (loss)                       $392    $(2,268)
Net income (loss)                              612     (1,870)
Diluted earnings (loss) per share              .03       (.11)
-------------------------------------------------------------

Net income and diluted earnings per share totaled $612 thousand and $.03, respectively for the first six months of 1998 compared with a net loss of $1.9 million and $.11 per share in the same period a year ago. Reported results include severance charges of $138 thousand in the first half of 1998 and $1.5 million in the year-ago period for obligations to former officers of the Company. Excluding these charges, the Company's net income was $750 thousand, or $.04 per diluted share, in the first six months of 1998 compared with a net loss and loss per share of $332 thousand and $.02, respectively, in the year-earlier period. On this basis, income from operations was $530 thousand in the first six months of 1998 compared with an operating loss of $730 thousand in the first six months of 1997. The improved financial performance was largely attributable to a 14.8% growth in revenue and higher profit margins.

NET REVENUE The following table sets forth, for the periods indicated, the Company's net sales and related gross profit:

Six Months Ended June 30
Dollars in thousands          SYSTEM     SUPPORT       TOTAL
---------------------------------------------------------------
1998
  Net revenue                $19,415     $10,759     $30,174
  Cost of sales               10,592       3,133      13,725
                            ----------- ----------- -----------
  Gross profit                $8,823      $7,626     $16,449
---------------------------------------------------------------

1997
  Net revenue                $16,250     $10,038     $26,288
  Cost of sales                9,309       3,039      12,348
                            ----------- ----------- -----------
  Gross profit                $6,941      $6,999     $13,940
---------------------------------------------------------------

Net revenue in the period-to-period comparison increased $3.9 million, or 14.8%, primarily due to growth in property management system sales and the inclusion of Sennercomm's results of operations in 1998. Support revenues increased 7.2%.

Gross profit increased 18.0% to $16.4 million in the first six months of 1998 compared to $13.9 million in the year-earlier period. Gross margin, as a percentage of sales, was 54.5% and 53.0% in the comparison. The improvement in gross profit is primarily attributable to obtaining higher margins on sales contracts and a reduction in amortization of capitalized software costs due to certain software products becoming fully amortized in late 1997.

OPERATING EXPENSES
                                 SIX MONTHS ENDED
                                     JUNE 30
                               ---------------------
Dollars in thousands               1998       1997     CHANGE
---------------------------------------------------------------
Selling, general and
   administrative
   Compensation                  $7,588     $7,788     (2.6)%
   Severance                        138      1,538    (91.0)
   Other                          6,435      5,261     22.3
                               ---------- ----------
      Total                      14,161     14,587     (2.9)
Research and development          1,890      1,492      nm
Capitalization of software
   development costs               (890)      (700)     nm
                               ---------- ----------
   Net research and
      development                 1,000        792     26.3
Depreciation and amortization
   Property and equipment           500        433     15.5
   Goodwill                         396        396      -
                               ---------- ----------
      Total                         896        829      8.1
                               ---------- ----------
   Total operating expenses     $16,057    $16,208     (0.9)
---------------------------------------------------------------
nm - not meaningful

Total operating expenses in the six months ended June 30, 1998 decreased slightly in the above comparison. Excluding the severance related charges of $138 thousand and $1.5 million recorded in the first six months of 1998 and 1997, respectively, operating expenses increased $1.3 million, or 8.5%. The increase was primarily due to including Senercomm's operations in 1998, and an increase in selling, general and administrative expenses associated with expanding operating activities including marketing of products and services. In addition, the higher expense levels reflect additional research and development expenditures. These increases were partially offset by the effects of staff reductions in certain operational and corporate positions in connection with initiatives to improve productivity.

In connection with its previously announced plan to merge with Tridex Corporation, the Company incurred approximately $170 thousand of merger-related expenses subsequent to June 30, 1998. Such costs are not included in the results for the 1998 second quarter. However, these expenses will be reflected in the 1998 third quarter results of operations.

OTHER INCOME AND EXPENSE During the first six months of 1998, the Company had other income of $220 thousand compared with $398 thousand a year ago. The decline was due to lower dividend and interest income associated with the reduction in the investment portfolio. This decline was partially offset by lower interest expense.

INCOME FROM OPERATIONS Operating income totaled $392 thousand in the first six months of 1998 compared with a loss of $2.3 million a year ago. Excluding the severance charges, operating income was $530 thousand in the first six months of 1998 compared with an operating loss of $730 thousand in the comparable period in 1997. The improved operating results in the comparison were primarily due to volume-related growth in sales of property management systems, higher margins and reduced selling, general and administrative expenses.

INCOME TAXES At June 30, 1998, the Company had net deferred tax assets totaling $2.1 million, net of valuation allowances of $8.4 million. The valuation allowance was decreased in the first six months of 1998 by $438 thousand compared with an increase of $503 thousand in the year-earlier period. The valuation allowance reflects the Company's estimate of the adjustment necessary to reduce the net deferred tax assets to the net recoverable amount. No income tax provision was recorded in the first six months of 1998 or 1997.

The realizability of Sulcus' deferred tax asset is contingent upon a number of factors including the ability of the Company to maintain a level of operations that will generate taxable income. Management believes that it is more likely than not Sulcus will generate taxable income sufficient to realize a portion of the tax benefits associated with net operating losses and tax credit carryforwards prior to their expiration. This belief is based upon the actual results achieved in the first six months of 1998 and recent years and expected taxable income in the remainder of 1998 and the next several years thereafter. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a non-cash charge to expense. However, if the Company achieves sufficient profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a non-cash credit to income.

GEOGRAPHIC INFORMATION Sulcus conducts worldwide operations through separate geographic area organizations which represent major markets or combinations of related markets. Transfers between markets are valued at cost. Financial information by geographic area was as follows:

                                          SIX MONTHS ENDED
                                               JUNE 30
Dollars in thousands                     1998          1997
--------------------------------------------------------------
Net revenues
   Domestic                           $18,445       $15,151
   Canada                               3,316         3,004
   Pacific Region                       5,891         5,619
   Europe                               2,522         2,514
                                    ------------- ------------
Consolidated net revenue              $30,174       $26,288
                                    ------------- ------------

Net income (loss)
   Domestic                             $(135)      $(1,611)
   Canada                                 234           105
   Pacific Region                         230           (29)
   Europe                                 283          (335)
                                    ------------- ------------
Consolidated net income (loss)           $612       $(1,870)
                                    ------------- ------------

                                      JUNE 30     DECEMBER 31
                                         1998          1997
                                    ------------- ------------
Identifiable assets
   Domestic                           $29,303       $31,831
   Canada                               2,894         2,570
   Pacific Region                       5,020         4,492
   Europe                               3,699         3,313
                                    ------------- ------------
Consolidated identifiable assets      $40,916       $42,206
--------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES The Company's liquidity is primarily dependent upon its ability to generate sufficient working capital through profitable operations. Cash provided by operations totaled $1.9 million in the first six months of 1998 and $3.0 million a year ago. Cash and cash equivalents totaled $8.4 million and $8.9 million at June 30, 1998 and December 31, 1997, respectively.

Management believes that in order to achieve sustained profitability, it must continue to increase sales and improve productivity related to selling, general and administrative expenses. In order to increase sales, the Company believes that it must increase its distribution channels, continually provide upgrades to current products and introduce new competitive products in hospitality industry.

The backlog of hardware and software orders at June 30, 1998 is expected to be filled within one year and amounted to $8.2 million.

Current short-term capital needs will be funded primarily through internal working capital generated from anticipated operating revenues such as new sales, continuing and new support services revenue and the backlog of orders received and pending.

At June 30, 1998, the Company has available a $3 million line of credit under a commercial revolving note, expiring in April 1999, and bearing interest at the bank's prime rate plus 1.0%. Borrowings under the line of credit are collateralized by the Company's equipment, accounts receivable and inventories located in the United States.

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

Stockholders' equity totaled $26.0 million at June 30, 1998 compared with $25.5 million at year-end 1997.

SECOND QUARTER OF 1998 VERSUS SECOND QUARTER OF 1997

SUMMARY RESULTS OF OPERATIONS

                                          THREE MONTHS ENDED
Dollars in thousands,                           JUNE 30
                                         ----------------------
   except per share                           1998       1997
---------------------------------------------------------------
Net sales                                  $15,709    $13,664
Gross profit                                 8,355      7,182
Gross profit margin                           53.2%      52.6%

Operating income (loss)                        $60      $(304)
Net income (loss)                              191       (115)
Diluted earnings (loss) per share              .01       (.01)
---------------------------------------------------------------

Net income totaled $191 thousand in the second quarter of 1998 compared with a loss of $115 thousand in the same period a year ago. Diluted earnings per share in the second quarter of 1998 were $.01 compared with a loss per share of $.01 in the second quarter of 1997. The second quarter 1998 results included a $138 thousand charge for severance obligations to former officers of the Company. Excluding this charge, the Company's net income and earnings per share for the second quarter of 1998 were $329 thousand and $.02, respectively. Excluding the severance charge, income from operations was $198 thousand in the second quarter of 1998 compared with an operating loss of $304 thousand in the year-earlier period. The improved financial performance was largely attributable to a 15.0% growth in revenue and higher profit margins.

NET REVENUE The following table sets forth, for the period indicated, the Company's net sales and related gross profit:

Three months ended June 30
Dollars in thousands          SYSTEM     SUPPORT       TOTAL
---------------------------------------------------------------
1998
  Net revenue                 $9,972      $5,737     $15,709
  Cost of sales                5,640       1,714       7,354
                            ----------- ----------- -----------
  Gross profit                $4,332      $4,023      $8,355
---------------------------------------------------------------

1997
  Net revenue                 $8,549      $5,115     $13,664
  Cost of sales                4,918       1,564       6,482
                            ----------- ----------- -----------
  Gross profit                $3,631      $3,551      $7,182
---------------------------------------------------------------

Second quarter 1998 net revenue increased $2.0 million, or 15.0%, in the quarter-to-quarter comparison primarily due to growth in worldwide system sales and the Senercomm acquisition. Support revenues increased 12.2%.

Gross profit increased 16.3% to $8.4 million in the second three months of 1998 compared to $7.2 million in the year-earlier period. Gross margin, as a percentage of sales, was 53.2% and 52.6% in the comparison. The improvement in gross profit is primarily attributable to obtaining higher margins on sales contracts and a reduction in amortization of capitalized software costs due to certain software products becoming fully amortized in late 1997.

OPERATING EXPENSES
                                THREE MONTHS ENDED
                                     JUNE 30
                               ---------------------
Dollars in thousands               1998       1997     CHANGE
--------------------------------------------------------------
Selling, general and
   administrative
   Compensation                  $3,703     $3,792     (2.3)%
   Severance                        138          -      nm
   Other                          3,496      2,880     21.4
                               ---------- ----------
      Total                       7,337      6,672     10.0
Research and development            961        757      nm
Capitalization of software
   development costs               (465)      (359)     nm
                               ---------- ----------
   Net research and
      development                   496        398     24.6
Depreciation and amortization
   Property and equipment           264        218     21.1
   Goodwill                         198        198      -
                               ---------- ----------
      Total                         462        416     11.1
                               ---------- ----------
   Total operating expenses      $8,295     $7,486     10.8
--------------------------------------------------------------
nm - not meaningful

Total operating expenses in the second quarter of 1998 increased $810 thousand, or 10.8% compared to the year-earlier period. The increase was primarily due to including Senercomm's operations in 1998, severance charges and an increase in selling, general and administrative expenses associated with expanding operating activities including marketing of products and services. In addition, the higher expense levels reflect additional research and development expenditures. These increases were partially offset by the effects of staff reductions in operational and corporate positions in connection with initiatives to improve productivity.

OTHER INCOME AND EXPENSE During the second quarter of 1998, the Company had other income of $131 thousand compared with $189 thousand a year ago. The decline was due to lower dividend and interest income associated with the reduction in the investment portfolio in 1997 partially offset by lower interest expense.

INCOME FROM OPERATIONS Operating income totaled $60 thousand in the second quarter of 1998 compared with a loss of $304 thousand a year ago. Excluding the $138 thousand severance charge, operating income totaled $198 thousand in the second quarter of 1998. The improved operating results in the quarter-to-quarter comparison were primarily due to volume-related growth in sales of property management systems and higher margins.

EFFECT OF YEAR 2000 The Company is testing the current versions of its products and is designing the newest versions to process Year 2000 data. While some minor potential issues were identified, those versions that have been tested are substantially Year 2000 compliant and the expense of revising current versions to be Year 2000 compliant has not been material. Although the Company is testing its products for Year 2000 compliance, there can be no assurance that undetected errors or defects will not exist that might cause a product to fail to process Year 2000 data correctly. After inquiries of its vendors and suppliers, the Company believes that its major internal business and information systems are or will be Year 2000 compliant. As part of its normal operations, the Company's current internal business and information systems were upgraded. The additional costs, if any, of addressing possible Year 2000 issues are not expected to have a material adverse impact on the Company's results of operations, liquidity and capital resources.

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

                      SULCUS HOSPITALITY TECHNOLOGIES CORP.
                           CONSOLIDATED BALANCE SHEET



                                                                                                     JUNE 30    DECEMBER 31
Dollars in thousands, except share data                                                                 1998           1997
-----------------------------------------------------------------------------------------------------------------------------
                                                ASSETS
      CURRENT ASSETS
      Cash and cash equivalents                                                                       $8,398         $8,894
      Short-term investments                                                                                            259
      Accounts receivable, net of allowance of $1,891 and $1,785                                      10,370         11,256
      Inventories                                                                                      3,701          3,261
      Deferred taxes                                                                                     117            389
      Other current assets                                                                             1,802          1,718
                                                                                                  ---------------------------
           Total current assets                                                                       24,388         25,777

      Purchased and capitalized software, net of accumulated
           amortization of $12,063 and $11,396                                                         5,367          4,961
      Property and equipment, net of accumulated amortization
           of $5,453 and $4,841                                                                        2,179          2,142
      Goodwill, net of accumulated amortization of $4,635 and $4,240                                   6,031          6,428
      Deferred taxes                                                                                   1,984          1,711
      Other noncurrent assets                                                                            967          1,187
                                                                                                  ---------------------------
                Total Assets                                                                         $40,916        $42,206
                                                                                                  ===========================

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
      CURRENT LIABILITIES
      Short-term borrowings                                                                             $593         $1,300
      Current portion of long-term debt                                                                  744            705
      Current portion of capitalized leases                                                               92            160
      Accounts payable                                                                                 3,596          2,645
      Deferred revenue                                                                                 5,278          6,542
      Customer deposits                                                                                1,891          1,666
      Other accrued liabilities                                                                        1,456          2,252
                                                                                                  ---------------------------
           Total current liabilities                                                                  13,650         15,270

      Long-term debt                                                                                   1,219          1,408
      Capitalized leases                                                                                  30             40

      STOCKHOLDERS' EQUITY
      Preferred Stock - Series B Junior Participating, no par
           value; 300,000 shares authorized, none issued                                                   -              -
      Common stock, no par value; 30,000,000 shares authorized and
           17,068,751 and 17,057,063 shares issued                                                    41,362         41,338
      Retained deficit                                                                               (14,751)       (15,363)
      Accumulated other comprehensive income (loss)                                                     (594)          (487)
                                                                                                  ---------------------------
           Total stockholders' equity                                                                 26,017         25,488
                                                                                                  ===========================
           Total Liabilities and Stockholders' Equity                                                $40,916        $42,206
                                                                                                  ===========================

         The accompanying notes are an integral part of this statement.

                      SULCUS HOSPITALITY TECHNOLOGIES CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                   JUNE 30                      JUNE 30
In thousands, except per share data                                          1998          1997           1998          1997
-------------------------------------------------------------------------------------------------------------------------------
Net revenue
   Systems                                                                  $9,972        $8,549        $19,415       $16,250
   Support                                                                   5,737         5,115         10,759        10,038
                                                                       ------------- -------------- ------------- -------------
     Total revenue                                                          15,709        13,664         30,174        26,288

Cost of goods sold and services provided
   Systems                                                                   5,640         4,918         10,592         9,309
   Support                                                                   1,714         1,564          3,133         3,039
                                                                       ------------- -------------- ------------- -------------
     Total cost of goods sold and services provided                          7,354         6,482         13,725        12,348
                                                                       ------------- -------------- ------------- -------------

         Gross profit                                                        8,355         7,182         16,449        13,940

Operating expenses
   Selling, general and administrative                                       7,337         6,672         14,161        14,587
   Research and development                                                    961           757          1,890         1,492
   Capitalized software development                                           (465)         (359)          (890)         (700)
                                                                       ------------- -------------- ------------- -------------
      Net research and development                                             496           398          1,000           792
   Depreciation and amortization                                               462           416            896           829
                                                                       ------------- -------------- ------------- -------------
     Total operating expenses                                                8,295         7,486         16,057        16,208

         Income (loss) from operations                                          60          (304)           392        (2,268)

Other (income) expense
   Interest expense                                                             34           138             60           259
   Dividend and interest income                                               (165)         (322)          (271)         (667)
   Realized (gains) losses on sales of securities                                             (5)            (9)           10
                                                                       ------------- -------------- ------------- -------------
     Total other (income) expense                                             (131)         (189)          (220)         (398)

Income (loss) before income taxes                                              191          (115)           612        (1,870)
Income taxes                                                                     -             -              -             -
                                                                       ============= ============== ============= =============
     Net income (loss)                                                        $191         $(115)          $612       $(1,870)
                                                                       ============= ============== ============= =============

Earnings (Loss) Per Common Share
   Basic                                                                      $.01         $(.01)          $.04         $(.11)
   Diluted                                                                     .01          (.01)           .03          (.11)
                                                                       ============= ============== ============= =============

Weighted Average Shares Outstanding         Basic                           17,064        16,850         17,061        16,868
                                            Diluted                         17,532        16,850         17,564        16,868
                                                                       ------------- -------------- ------------- -------------


         The accompanying notes are an integral part of this statement.

                      SULCUS HOSPITALITY TECHNOLOGIES CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                           SIX MONTHS ENDED
                                                                                                               JUNE 30
Dollars in thousands                                                                                      1998          1997
--------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                                                          $612       $(1,870)
Adjustments to reconcile to cash provided by operations
     Depreciation and amortization                                                                        1,563         2,185
     Provision for doubtful accounts                                                                        461           317
     Realized investment (gains) losses                                                                      (9)           10
     Changes in operating assets and liabilities
         Accounts receivable                                                                                423         4,386
         Inventories                                                                                       (439)         (499)
         Accounts payable                                                                                   951          (927)
         Deferred revenues                                                                               (1,264)       (1,618)
         Customer deposits                                                                                  225           315
         Other assets and liabilities                                                                      (660)          678
                                                                                                    ------------- --------------
              Net cash provided by operating activities                                                   1,863         2,977

INVESTING ACTIVITIES
     Purchases of securities available for sale                                                               -           (11)
     Proceeds from sales of securities available for sale                                                   259         2,112
     Investments in sales-type leases                                                                       (36)         (137)
     Payments received on sales-type leases                                                                  61            94
     Capital expenditures                                                                                  (645)         (468)
     Software development costs capitalized                                                                (890)         (700)
                                                                                                    ------------- --------------
         Net cash (used in) provided by investing activities                                             (1,251)          890

FINANCING ACTIVITIES
     Short term borrowings (repayments)                                                                    (707)       (2,432)
     Long-term debt repayments                                                                             (248)          (23)
     Capitalized lease repayments                                                                           (79)          (84)
     Proceeds from exercise of stock options                                                                 24             -
                                                                                                    ------------- --------------
         Net cash used in financing activities                                                           (1,010)       (2,539)

Effect of changes in currency exchange rate                                                                 (98)          (71)
                                                                                                    ------------- --------------
     Increase (decrease) in cash                                                                           (496)        1,257
         Cash, beginning of period                                                                        8,894         2,504
                                                                                                    ============= ==============
         Cash, end of period                                                                             $8,398        $3,761
                                                                                                    ============= ==============



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

Comprehensive income and its components for the periods indicated follows:

Dollars in thousands                          1998       1997
---------------------------------------------------------------
For the three months ended June 30
   Net income (loss)                          $191      $(115)
      Foreign currency translation             (66)       (53)
      Unrealized securities gains                -        108
                                          ========== ==========
         Comprehensive income (loss)          $125       $(60)
                                          ========== ==========

For the six months ended June 30
   Net income (loss)                          $612    $(1,870)
      Foreign currency translation             (98)       (71)
      Unrealized securities gains                -         33
                                          ---------- ----------
         Comprehensive income (loss)          $514    $(1,908)
---------------------------------------------------------------


5. INCOME TAXES

During the first six months of 1998, the Company reflected no provision or benefit for income taxes on a pre-tax income of $612 thousand. The valuation allowance was decreased by $438 thousand reflecting the Company's estimate of adjustments necessary to reduce the net deferred tax assets to the net recoverable amount. No income tax provision was recorded in the first six months of 1998 or 1997.

The Company had net deferred tax assets, liabilities and valuation reserves as follows:

                                        JUNE 30    DECEMBER 31
Dollars in thousands                       1998           1997
---------------------------------------------------------------
Deferred tax assets                      $1,735         $1,842
Deferred tax liabilities                 (1,207)        (1,893)
Net operating loss carryforwards
   and tax credits                        9,886         10,953
Valuation allowance                      (8,364)        (8,802)
                                     ----------     ----------
   Net deferred taxes                    $2,100        $2,100
---------------------------------------------------------------



6. EARNINGS PER SHARE

The computation of earnings per share for the indicated periods is as follows:

                                                                                 THREE MONTHS             SIX MONTHS
                                                                                 ENDED JUNE 30           ENDED JUNE 30
In thousands, except per share                                                 1998        1997        1998        1997
----------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
   Net income (loss) applicable to common stockholders                          $191       $(115)       $612     $(1,870)
   Divided by weighted average shares outstanding                             17,064      16,837      17,061      16,839

   Basic earnings (loss) per share                                              $.01       $(.01)       $.04       $(.11)
----------------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE
   Net income (loss) applicable to common stockholders                          $191       $(115)       $612     $(1,870)
   Divided by sum of
     Weighted average shares outstanding                                      17,064      16,837      17,061      16,839
     Conversion of dilutive stock options                                        468                     503
                                                                             -----------------------------------------------
     Diluted shares outstanding                                               17,532      16,837      17,564      16,839

   Diluted earnings (loss) per share                                            $.01       $(.01)       $.03       $(.11)
                                                                             -----------------------------------------------

ANTIDILUTIVE STOCK OPTIONS                                                       653       1,642         653       1,614
----------------------------------------------------------------------------------------------------------------------------

Antidilutive stock options are not included in the computation of diluted earnings per share because the options' exercise price exceeded the average market price of the common shares.

Part II  Other Information

Item 6   Exhibits and Reports on Form 8-K

EXHIBITS The following exhibit index lists the Exhibit to the Quarterly Report on Form 10-Q:

27       Financial Data Schedule

REPORTS ON FORM 8-K On June 17, 1998, the Company filed a Current Report on Form 8-K pursuant to Item 5, dated June 13, 1998, to report it executed a letter of intent to merge its business and operations with Tridex Corporation. On July 30, 1998 the parties announced they terminated such plans.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on August 14, 1998, on its behalf by the undersigned thereunto duly authorized.

Sulcus Hospitality Technologies Corp.

John W. Ryba                   Frank G. Deible
Senior Vice President and      Principal Accounting Officer
Chief Legal Officer