Form 10-Q
period 1998-09-30
SULCUS HOSPITALITY TECHNOLOGIES CORP
filed 1998-11-16
CIK 726712

QUARTERLY REPORT ON FORM 10-Q

United States
Securities and Exchange Commission
Washington, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998.

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

As of November 6, 1998, there were 17,088,834 shares of Common Stock, no par value, outstanding.


The following sections of the Third Quarter Report set forth in the cross-reference index are incorporated in the Quarterly Report on Form 10-Q.

           Cross Reference                            Page(s)
           -----------------------------------------------------
PART I     FINANCIAL INFORMATION
Item 1     Consolidated Balance Sheet as of
           September 30, 1998 and December 31,
           1997                                           7

           Consolidated Statement of Operations for
           the three months and nine months ended
           September 30, 1998 and 1997                    8

           Consolidated Statement of Cash Flows for
           the nine months ended September 30, 1998
           and 1997                                       9

           Notes to Consolidated Financial
           Statements                                    10

Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations

              Nine Months Ended September 30, 1998
              compared with Nine Months Ended
              September 30, 1997                          2

              Three months ended September 30, 1998
              compared with Three Months Ended
              September 30, 1997                          4

Item 3     Quantitative and Qualitative Disclosures
              About Market Risks                          6

PART II    OTHER INFORMATION
Item 6     Exhibits and Reports on Form 8-K              13

           SIGNATURES                                    13
----------------------------------------------------------------

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

During the past year, Sulcus' operating strategies have focused on developing new products and services, and enhancing existing software products. New and enhanced products are accomplished through internal research and development and through acquisitions. Internal development efforts have focused on wINNfinity(TM), a property management system, the "legacy solution", a suite of products offered to the hospitality industry, and the restaurant division's TouchTomorrow(TM) Family of Solutions for the restaurant industry.

On December 31, 1997, the Company completed the acquisition of Senercomm, Inc. (Senercomm) of West Palm Beach, Florida. Senercomm designs, manufactures and sells in-room information systems to the hotel industry. The acquisition was accounted for as a purchase. Effective January 1, 1998, Senercomm's results of operations are included in Sulcus' financial statements.

On November 12, 1998, the Company announced it had agreed to be acquired by Eltrax Systems, Inc. Under terms of the agreement, Eltrax will acquire Sulcus by exchanging 0.55 shares of Eltrax common stock for each share of Sulcus stock. Based on the closing price of Eltrax stock on November 11, 1998, the total value of the transaction is approximately $66 million. The transaction is expected to be completed in the first quarter of 1999, pending shareholder approval. E1trax is a nationwide managed network services and information technology company.

        NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED
          WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

SUMMARY RESULTS OF OPERATIONS

                                             NINE MONTHS ENDED
Dollars in thousands,                          SEPTEMBER 30
                                          ----------------------
   except per share                           1998        1997
----------------------------------------------------------------
Net revenue                                 $44,539     $40,328
Gross profit                                 24,192      21,294
Gross profit margin                            54.3%       52.8%

Operating loss                                 $(40)    $(2,389)
Net income (loss)                               241      (1,645)
Diluted earnings (loss) per share               .01        (.10)
----------------------------------------------------------------

Net income totaled $241 thousand or $.01 per diluted share for the first nine months of 1998 compared with a net loss of $1.6 million and $.10 per share in the same period a year ago. Reported results for 1998 included $223 thousand of professional fees incurred in connection with a cancelled merger agreement and $138 thousand of severance charges. The 1997 results included severance charges of $1.5 million. Excluding these charges, net income in 1998 was $602 thousand, or $.04 per diluted share, and income from operations was $321 thousand compared with a net loss and loss per share in 1997 of $107 thousand and $.01, respectively, and an operating loss of $851 thousand. The improved financial performance was largely attributable to a 10.4% growth in revenue and higher profit margins.

NET REVENUE For the periods indicated, the Company's net revenue and related gross profit were:

Nine Months Ended September 30
Dollars in thousands           SYSTEM     SUPPORT       TOTAL
----------------------------------------------------------------
1998
  Net revenue                 $27,960     $16,579     $44,539
  Cost of sales                15,238       5,109      20,347
                             -----------------------------------
  Gross profit                $12,722     $11,470     $24,192
----------------------------------------------------------------

1997
  Net revenue                 $25,015     $15,313     $40,328
  Cost of sales                14,455       4,579      19,034
                             -----------------------------------
  Gross profit                $10,560     $10,734     $21,294
----------------------------------------------------------------

Net revenue in the comparison increased $4.2 million, or 10.4%, primarily due to an increase in property management system sales and the inclusion of Senercomm's results of operation in 1998. Support revenues increased 8.3%.

Gross profit increased 13.6% to $24.2 million in the first nine months of 1998 compared to $21.3 million in the year-earlier period. Gross profit, as a percentage of sales, was 54.3% and 52.8% in the comparison. The improvement in gross profit is primarily attributable to obtaining higher margins on sales contracts and a reduction in amortization of capitalized software costs due to certain software products becoming fully amortized in late 1997.

OPERATING EXPENSES
                                  NINE MONTHS ENDED
                                     SEPTEMBER 30
                                ---------------------
Dollars in thousands                1998       1997     CHANGE
----------------------------------------------------------------
Selling, general and
   administrative
   Compensation                  $11,323    $11,542      (1.9)%
   Severance                         138      1,538     (91.0)
   Other                           9,991      8,221      21.5
                                ---------- ----------
      Total                       21,452     21,301       0.7
Research and development           2,740      2,290        nm
Capitalization of software
   development costs              (1,312)    (1,154)       nm
                                ---------- ----------
   Net research and
      development                  1,428      1,136      25.7
   Depreciation and
   amortization
     Property and equipment          757        651      16.3
   Goodwill                          595        595       -
                                ---------- ----------
      Total                        1,352      1,246       8.5
                                ---------- ----------
   Total operating expenses      $24,232    $23,683       2.3
----------------------------------------------------------------
nm - not meaningful

Total operating expenses in the comparison increased 2.3% to $24.2 million for the nine months ended September 30, 1998. During 1998, the Company incurred charges totaling $361 thousand consisting of the merger charges and severance obligations and, in 1997, $1.5 million of severance obligations. Excluding these charges, operating expenses increased $1.7 million, or 7.8%, primarily due to including Senercomm's operations in 1998, an increase in professional fees related to marketing of new products and services, and additional research and development expenditures related to product improvements and enhancements.

INCOME FROM OPERATIONS Losses from operations totaled $40 thousand in the first nine months of 1998 compared with $2.4 million a year ago. Excluding the merger and severance charges discussed earlier, operating income was $321 thousand in the first nine months of 1998 compared with an operating loss of $851 thousand in the year-earlier period. The improved core operating results were primarily due to volume-related sales growth and higher margins partially offset by modest increases in expenses.

OTHER INCOME AND EXPENSE During the first nine months of 1998, the Company had other income of $281 thousand compared with $744 thousand a year ago. The decline was due to lower dividend and interest income associated with a reduction in the investment portfolio. This decline was partially offset by lower interest expense.

        THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED
          WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

SUMMARY RESULTS OF OPERATIONS

                                            THREE MONTHS ENDED
Dollars in thousands,                           SEPTEMBER 30
                                          ----------------------
   except per share                            1998        1997
----------------------------------------------------------------
Net revenue                                 $14,365     $14,040
Gross profit                                  7,743       7,354
Gross profit margin                            53.9%       52.4%

Operating loss                              $  (432)    $  (121)
Net income (loss)                              (371)        225
Diluted earnings (loss) per share              (.02)        .01
----------------------------------------------------------------

Third quarter 1998 net loss totaled $371 thousand or $.02 loss per diluted share compared with net income of $225 thousand or $.01 earnings per diluted share in the same period a year ago. Excluding the $223 thousand of merger charges, the Company's net loss and loss per share for the third quarter of 1998 were $148 thousand and $.01, respectively. On this basis, losses from operations totaled $209 thousand in the third quarter of 1998 compared with losses of $121 thousand in the year-earlier period. The financial results reflect sales growth and wider margins offset by increased professional fees related to marketing of new products and services.

NET REVENUE For the period indicated, the Company's net revenue and related gross profit were as follows:

Three months ended September 30
Dollars in thousands           SYSTEM     SUPPORT       TOTAL
----------------------------------------------------------------
1998
  Net revenue                  $8,545      $5,820     $14,365
  Cost of sales                 4,646       1,976       6,622
                             -----------------------------------
  Gross profit                 $3,899      $3,844     $ 7,743
----------------------------------------------------------------

1997
  Net revenue                  $8,765      $5,275     $14,040
  Cost of sales                 5,146       1,540       6,686
                             -----------------------------------
  Gross profit                 $3,619      $3,735     $ 7,354
----------------------------------------------------------------

Net revenue in the quarter-to-quarter comparison increased $325 thousand, or 2.3%, due to the inclusion of Senercomm's results of operations in 1998 that were partially offset by decreased revenues from the Asian countries.

In the third quarter of 1998 gross profit increased $389 thousand to $7.7 million. As a percentage of sales, gross profit was 53.9% in 1998 and 52.4% in 1997. The improvement in gross profit is primarily attributable to obtaining higher margins on sales contracts and a reduction in amortization of capitalized software costs due to certain software products becoming fully amortized in late 1997.

OPERATING EXPENSES
                                 THREE MONTHS ENDED
                                    SEPTEMBER 30
                                ---------------------
Dollars in thousands                1998       1997     CHANGE
----------------------------------------------------------------
Selling, general and
   administrative
   Compensation                   $3,583     $3,754      (4.6)%
   Other                           3,708      2,960      25.3
                                ---------------------
      Total                        7,291      6,714       8.6
Research and development             850        798        nm
Capitalization of software
   development costs                (422)      (454)       nm
                                ---------------------
   Net research and
      development                    428        344      24.4
   Depreciation and
   amortization
   Property and equipment            258        219      17.8
   Goodwill                          198        198       -
                                ---------------------
      Total                          456        417       9.4
                                ---------------------
   Total operating expenses       $8,175     $7,475       9.4
----------------------------------------------------------------
nm - not meaningful

Total operating expenses in the third quarter of 1998 increased $700 thousand, or 9.4% compared to the year-earlier period. The increase was primarily due to including Senercomm's operations in 1998, an increase in professional fees related to the cancelled merger agreement and additional research and development expenditures related to product improvements and enhancements. These increases were partially offset by the effects of staff reductions in certain operational and corporate positions in connection with initiatives to improve productivity.

INCOME FROM OPERATIONS In the quarter-to-quarter comparison, losses from operations totaled $432 thousand and $121 thousand in the third quarter of 1998 and 1997 respectively. Excluding the merger charges, the losses from operations in the third quarter of 1998 were $209 thousand.

OTHER INCOME AND EXPENSE During the third quarter of 1998, the Company had other income of $61 thousand compared with $346 thousand a year ago. The decline was due to nonrecurring gains in 1997 from the sale of a product line and lower dividend and interest income in 1998 associated with a reduction in the investment portfolio in 1997.

GEOGRAPHIC INFORMATION Operations are conducted worldwide through separate geographic area organizations which represent major markets or combinations of related markets. Financial information by geographic area was as follows:

                                          NINE MONTHS ENDED
                                             SEPTEMBER 30
Dollars in thousands                      1998         1997
---------------------------------------------------------------
Net revenues
   Domestic                             $28,224      $23,297
   Pacific Rim                            8,982        8,963
   Canada                                 4,451        4,378
   Europe                                 2,882        3,690
                                      -------------------------
     Consolidated                       $44,539      $40,328
                                      -------------------------

Net income (loss)
   Domestic                               $(245)     $(1,228)
   Pacific Rim                              128            -
   Canada                                    59           78
   Europe                                   299         (495)
                                      -------------------------
     Consolidated                         $ 241      $(1,645)
                                      -------------------------

                                    SEPTEMBER 30   DECEMBER 31
                                            1998          1997
                                      -------------------------
Identifiable assets
   Domestic                             $28,980      $31,831
   Pacific Rim                            4,319        4,492
   Canada                                 2,468        2,570
   Europe                                 3,779        3,313
                                      -------------------------
     Consolidated                       $39,546      $42,206
---------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES The Company's liquidity is primarily dependent upon its ability to generate sufficient working capital through profitable operations. Cash provided by operations totaled $1.5 million in the first nine months of 1998 and $2.8 million a year ago. Cash and cash equivalents totaled $8.3 million and $8.9 million at September 30, 1998 and December 31, 1997, respectively.

Management believes that to achieve sustained profitability, it must continue to increase sales and improve productivity related to selling, general and administrative expenses. To increase sales, the Company believes that it must increase its distribution channels, continually provide upgrades to current products and introduce new competitive products in the hospitality industry. The backlog of hardware and software orders at September 30, 1998 expected to be filled within one year amounted to $8.1 million.

Current short-term capital needs will be funded primarily through internal working capital generated from anticipated operating revenues such as new sales, continuing and new support services revenue and the backlog of orders received and pending.

At September 30, 1998, the Company has available a $3 million line of credit under a commercial revolving note, expiring in April 1999, and bearing interest at the bank's prime rate plus 1.0%. Borrowings under the line of credit are collateralized by the Company's equipment, accounts receivable and inventories located in the United States.

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

Stockholders' equity totaled $25.5 million at September 30, 1998 and at year-end 1997. In September 1998, the Company announced its board of directors authorized it to repurchase, in open market, negotiated or block transactions, up to 1 million shares of Sulcus' common stock. As of September 30, 1998, 116 thousand shares were repurchased under this program.

INCOME TAXES At September 30, 1998, the Company had net deferred tax assets totaling $2.1 million, net of valuation allowances of $8.3 million. The valuation allowance was decreased in the first nine months of 1998 by $453 thousand compared with an increase of $349 thousand in the year-earlier period. The valuation allowance reflects the Company's estimate of the adjustment necessary to reduce the net deferred tax assets to the net recoverable amount. No income tax provision was recorded in the first nine months of 1998 or 1997.

The realizability of Sulcus' deferred tax asset is contingent upon a number of factors including the ability of the Company to maintain a level of operations that will generate taxable income. Management believes that it is more likely than not Sulcus will generate taxable income sufficient to realize a portion of the tax benefits associated with net operating losses and tax credit carryforwards prior to their expiration. This belief is based upon the actual results achieved in the first nine months of 1998 and recent years and expected taxable income in the remainder of 1998 and the next several years thereafter. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a non-cash charge to expense. However, if the Company achieves sufficient profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a non-cash credit to income.

MARKET RISK Approximately 64% of Sulcus' net sales are generated from operations in the United States, 20% in the

Pacific Rim, 10% from Canada, and 6% from Europe. To the extent operations are conducted in currencies other than the U.S. dollar, Sulcus is subject to certain risks associated with foreign currency valuation fluctuations. Sulcus does not believe such valuation risk is material to its results of operation or financial position.

EFFECT OF YEAR 2000 The Company is testing the current versions of its products and is designing the newest versions to process Year 2000 data. While some minor potential issues were identified, those versions that have been tested are substantially Year 2000 compliant, and the expense of revising current versions to be Year 2000 compliant has not been material. Although the Company is testing its products for Year 2000 compliance, there can be no assurance that undetected errors or defects will not exist that might cause a product to fail to process Year 2000 data correctly. After inquiries of its vendors and suppliers, the Company believes that its major internal business and information systems are or will be Year 2000 compliant. As part of its normal operations, the Company's current internal business and information systems were upgraded. The additional costs, if any, of addressing possible Year 2000 issues are not expected to have a material adverse impact on the Company's results of operations, liquidity and capital resources.

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

                      SULCUS HOSPITALITY TECHNOLOGIES CORP.
                           CONSOLIDATED BALANCE SHEET


                                                                                                 SEPTEMBER 30    DECEMBER 31
In thousands, except share data                                                                          1998           1997
------------------------------------------------------------------------------------------------------------------------------
                                                 ASSETS
       CURRENT ASSETS
       Cash and cash equivalents                                                                       $8,287         $8,894
       Short-term investments                                                                                            259
       Accounts receivable, net of allowance of $2,028 and $1,785                                       9,215         11,256
       Inventories                                                                                      3,761          3,261
       Deferred taxes                                                                                     503            389
       Other current assets                                                                             1,629          1,718
                                                                                                   ---------------------------
            Total current assets                                                                       23,395         25,777

       Purchased and capitalized software, net of accumulated
            amortization of $12,409 and $11,396                                                         5,624          4,961
       Property and equipment, net of accumulated amortization
            of $5,713 and $4,841                                                                        2,092          2,142
       Goodwill, net of accumulated amortization of $4,833 and $4,240                                   5,833          6,428
       Deferred taxes                                                                                   1,598          1,711
       Other noncurrent assets                                                                          1,004          1,187
                                                                                                   ---------------------------
                 Total Assets                                                                         $39,546        $42,206
                                                                                                   ===========================

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
       CURRENT LIABILITIES
       Short-term borrowings                                                                           $1,880         $1,300
       Current portion of long-term debt                                                                  748            705
       Current portion of capitalized leases                                                               58            160
       Accounts payable                                                                                 2,750          2,645
       Deferred revenue                                                                                 4,385          6,542
       Customer deposits                                                                                1,180          1,666
       Other accrued liabilities                                                                        1,845          2,252
                                                                                                   ---------------------------
            Total current liabilities                                                                  12,846         15,270

       Long-term debt                                                                                   1,128          1,408
       Capitalized leases                                                                                  32             40

       STOCKHOLDERS' EQUITY
       Preferred Stock - Series B Junior Participating, no par
            value; 300,000 shares authorized, none issued                                                   -              -
       Common stock, no par value; 30,000,000 shares authorized and
            17,068,751 and 17,057,063 shares issued                                                    41,395         41,338
       Retained deficit                                                                               (15,122)       (15,363)
       Treasury stock, at cost, 116,133 shares                                                           (156)             -
       Accumulated other comprehensive income (loss)                                                     (577)          (487)
                                                                                                   ---------------------------
            Total stockholders' equity                                                                 23,395         25,488
                                                                                                   ---------------------------
            Total Liabilities and Stockholders' Equity                                                $39,546        $42,206
                                                                                                   ===========================

         The accompanying notes are an integral part of this statement.

                      SULCUS HOSPITALITY TECHNOLOGIES CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                  SEPTEMBER 30               SEPTEMBER 30
In thousands, except per share data                                           1998           1997         1998          1997
---------------------------------------------------------------------------------------------------------------------------------
Net revenue
   Systems                                                                  $ 8,545        $ 8,765       $27,960       $25,015
   Support                                                                    5,820          5,275        16,579        15,313
                                                                        ---------------------------------------------------------
     Total revenue                                                           14,365         14,040        44,539        40,328

Cost of goods sold and services provided
   Systems                                                                    4,646          5,146        15,238        14,455
   Support                                                                    1,976          1,540         5,109         4,579
                                                                        ---------------------------------------------------------
     Total cost of goods sold and services provided                           6,622          6,686        20,347        19,034
                                                                        ---------------------------------------------------------

         Gross profit                                                         7,743          7,354        24,192        21,294

Operating expenses
   Selling, general and administrative                                        7,291          6,714        21,452        21,301
   Research and development                                                     850            798         2,740         2,290
   Capitalized software development                                            (422)          (454)       (1,312)       (1,154)
                                                                        ---------------------------------------------------------
      Net research and development                                              428            344         1,428         1,136
   Depreciation and amortization                                                456            417         1,352         1,246
                                                                        ---------------------------------------------------------
     Total operating expenses                                                 8,175          7,475        24,232        23,683

         Income (loss) from operations                                         (432)          (121)          (40)       (2,389)

Other (income) expense
   Interest expense                                                              50             53           110           312
   Dividend and interest income                                                (111)          (201)         (382)         (868)
   Realized (gains) losses on sales of securities                                 -            (10)           (9)            -
   Gain on disposal of product line                                               -           (188)            -          (188)
                                                                        ---------------------------------------------------------
     Total other (income) expense                                               (61)          (346)         (281)         (744)

Income (loss) before income taxes                                              (371)           225           241        (1,645)
Income taxes                                                                      -              -             -             -
                                                                        ---------------------------------------------------------
     Net income (loss)                                                      $  (371)       $   225       $   241       $(1,645)
                                                                        =========================================================

Earnings (Loss) Per Common Share
   Basic                                                                    $  (.02)       $   .01       $   .01       $  (.10)
   Diluted                                                                     (.02)           .01           .01          (.10)
                                                                        =========================================================

Weighted Average Shares Outstanding         Basic                            17,079         16,842        17,068        16,839
                                            Diluted                          17,090         17,108        17,362        17,016
                                                                        ---------------------------------------------------------

         The accompanying notes are an integral part of this statement.

                      SULCUS HOSPITALITY TECHNOLOGIES CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                           NINE MONTHS ENDED
                                                                                                              SEPTEMBER 30
Dollars in thousands                                                                                      1998           1997
---------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                                                        $   241        $(1,645)
Adjustments to reconcile to cash provided by operations
     Depreciation and amortization                                                                         2,391          2,865
     Provision for doubtful accounts                                                                         615            449
     Realized investment gains                                                                                (9)           (34)
     Gain on disposal of product line                                                                          -           (188)
     Changes in operating assets and liabilities
         Accounts receivable                                                                               1,426          5,142
         Inventories                                                                                        (500)          (628)
         Accounts payable                                                                                    104         (1,226)
         Deferred revenues                                                                                (2,157)        (2,290)
         Customer deposits                                                                                  (485)          (525)
         Other assets and liabilities                                                                       (150)           841
                                                                                                     ----------------------------
              Net cash provided by operating activities                                                    1,476          2,761

INVESTING ACTIVITIES
     Proceeds from disposal of subsidiary, net of costs                                                        -            225
     Purchases of securities available for sale                                                                -            (11)
     Proceeds from sales of securities available for sale                                                    249          9,761
     Investments in sales-type leases                                                                        (26)          (229)
     Payments received on sales-type leases                                                                  160            130
     Capital expenditures                                                                                   (955)          (700)
     Software development costs capitalized                                                               (1,428)        (1,153)
                                                                                                     ----------------------------
         Net cash (used in) provided by investing activities                                              (2,000)         8,023

FINANCING ACTIVITIES
     Short term borrowings (repayments)                                                                      580         (5,327)
     Long-term debt repayments                                                                              (365)           (27)
     Capitalized lease repayments                                                                           (119)          (123)
     Purchase of treasury stock                                                                             (156)             -
     Proceeds from exercise of stock options                                                                  58              -
                                                                                                     ----------------------------
         Net cash used in financing activities                                                                (2)        (5,477)

Effect of changes in currency exchange rate                                                                  (81)          (179)
                                                                                                     ----------------------------
     Increase (decrease) in cash                                                                            (607)         5,128
         Cash, beginning of period                                                                         8,894          2,503
                                                                                                     ----------------------------
         Cash, end of period                                                                             $ 8,287        $ 7,631
                                                                                                     ============================

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

TREASURY STOCK Common stock purchased for treasury is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on the first-in, first-out basis.

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

3.   MERGERS & ACQUISITIONS

On November 12, 1998, the Company announced it had agreed to be acquired by Eltrax Systems, Inc. Under terms of the agreement, Eltrax will acquire Sulcus by exchanging 0.55 shares of Eltrax common stock for each share of Sulcus stock. Based on the closing price of Eltrax stock on November 11, 1998, the total value of the transaction is approximately $66 million. The transaction is expected to be completed in the first quarter of 1999, pending shareholder approval. E1trax is a nationwide managed network services and information technology company.

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

Comprehensive income and its components for the periods indicated follows:

Dollars in thousands                           1998       1997
----------------------------------------------------------------
For the three months ended September 30
   Net income (loss)                          $(371)   $   225
      Foreign currency translation               17       (108)
      Unrealized securities gains                 -         70
                                           ---------------------
         Comprehensive income (loss)          $(354)   $   117
                                           =====================

For the nine months ended September 30
   Net income (loss)                          $ 241    $(1,645)
      Foreign currency translation              (81)      (179)
      Unrealized securities gains                 -         83
                                           ---------------------
         Comprehensive income (loss)          $ 160    $(1,824)
----------------------------------------------------------------

5.   INCOME TAXES

During the first nine months of 1998, the Company reflected no provision or benefit for income taxes on a pre-tax income of $240 thousand. The valuation allowance was decreased by $453 thousand reflecting the Company's estimate of adjustments necessary to reduce the net deferred tax assets to the net recoverable amount.

The Company had net deferred tax assets, liabilities and valuation reserves as follows:

                                    SEPTEMBER 30    DECEMBER 31
Dollars in thousands                        1998           1997
----------------------------------------------------------------
Deferred tax assets                      $ 1,625         $1,842
Deferred tax liabilities                  (1,266)        (1,893)
Net operating loss carryforwards and
   tax credits                            10,040         10,953
Valuation allowance                       (8,349)        (8,802)
                                       -------------------------
   Net deferred taxes                    $ 2,100         $2,100
----------------------------------------------------------------

6.   EARNINGS PER SHARE

The computation of earnings per share for the indicated periods is as follows:

                                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                      SEPTEMBER 30            SEPTEMBER 30
In thousands, except per share                                      1998        1997        1998        1997
-----------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
   Net income (loss) applicable to common stockholders            $  (371)    $   225     $   241     $(1,645)
   Divided by weighted average shares outstanding                  17,079      16,842      17,068      16,839

   Basic earnings (loss) per share                                $  (.02)    $   .01     $   .01     $  (.01)
-----------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE
   Net income (loss) applicable to common stockholders            $  (371)    $   225        $241     $(1,645)
   Divided by sum of
     Weighted average shares outstanding                           17,079      16,842      17,068      16,839
     Conversion of dilutive stock options                              11         266         294         177
                                                                  -----------------------------------------------
     Diluted shares outstanding                                    17,090      17,108      17,362      17,016

   Diluted earnings (loss) per share                              $  (.02)    $   .01     $   .01     $  (.10)
                                                                  -----------------------------------------------

ANTIDILUTIVE STOCK OPTIONS                                          2,735         609         753         729
-----------------------------------------------------------------------------------------------------------------

Antidilutive stock options are not included in the computation of diluted earnings per share because the options' exercise price exceeded the average market price of the common shares.

Part II  Other Information

Item 6   Exhibits and Reports on Form 8-K

EXHIBITS The following exhibit index lists the Exhibit to the Quarterly Report on Form 10-Q:

27        Financial Data Schedule

REPORTS ON FORM 8-K There were no Current Reports on Form 8-K filed during the quarterly period ended September 30, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on November XX, 1998, on its behalf by the undersigned thereunto duly authorized.

Sulcus Hospitality Technologies Corp.

John W. Ryba                    Frank G. Deible
Senior Vice President and       Principal Accounting Officer
Chief Legal Officer